Form 10-K405
period 2000-09-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2000-12-15
CIK 1122668

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                  For the fiscal year ended September 30, 2000

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
   For the transition period from ____________________ to ____________________

                        Commission file number 000-31861

                      OPTICAL COMMUNICATION PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)
                              --------------------

Delaware                                                              95-4344224
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                               20961 Knapp Street
                          Chatsworth, California 91311
          (Address of principal executive offices, including zip code)

       Registrant's Telephone Number, Including Area Code: (818) 701-0164

--------------------------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                                                Name of each exchange
          Title of each class                    on which registered
  --------------------------------         --------------------------------
   Common Stock, $0.001 par value             The Nasdaq National Market

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ _ ] No [ X ]

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of December 1, 2000 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $128,297,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 1, 2000, there were approximately 41,380,040 shares of Class A Common Stock outstanding.

================================================================================

                     OPTICAL COMMUNICATION PRODUCTS, INC.
                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS
                                                                         Page

PART I.......................................................................  1
     ITEM 1.      BUSINESS...................................................  1
     ITEM 2.      PROPERTIES................................................. 26
     ITEM 3.      LEGAL PROCEEDINGS.......................................... 26
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 27
PART II...................................................................... 28
     ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS................................ 28
     ITEM 6.      SELECTED FINANCIAL DATA.................................... 29
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................ 31
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK................................................ 38
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 39
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................ 39
PART III..................................................................... 40
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 40
     ITEM 11.     EXECUTIVE COMPENSATION..................................... 43
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................. 52
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 54
PART IV...................................................................... 55
     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K................................................ 55

This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 13 of this Report, and in our Registration Statement on Form S-1 (No. 333-44862) declared effective by the Securities and Exchange Commission ("SEC") on November 2, 2000. All forward-looking statements attributable to Optical Communication Products are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

                                    PART I.

ITEM 1.           BUSINESS

         We design, manufacture and sell a comprehensive line of high performance, highly reliable fiber optic subsystems and modules for the metropolitan area and high-speed premises markets. Subsystems and modules are preassembled components that are used to build network equipment. Our subsystems and modules are integrated into systems which address the bandwidth limitations in metropolitan area networks and high-speed premises networks. Metropolitan area networks are communication networks in cities and urban areas that connect telephone exchanges, Internet service providers, businesses and consumers. High-speed premises networks are communication networks that connect buildings within a business or campus setting. Our subsystems and modules include optical transmitters, receivers, transceivers and transponders that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private fiber optic networks. Our products support a wide range of network applications, transmission speeds, distances and standards, including international transmission standards.

         The Company was founded in October 1991 with initial funding from The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). We offer a comprehensive line of high performance, cost-effective solutions to our customers supported by volume production capabilities. We believe that our close working relationship with leading fiber optic communication equipment manufacturers allows us to quickly design and build advanced fiber optic subsystems and modules, enabling our customers to focus on their core competencies in designing and building overall systems. Our customers include communication equipment manufacturers, such as 3Com, ADC Telecommunications, Alcatel, CIENA, Cisco Systems, ECI Telecom, Lucent Technologies, Marconi Communications, Next Level Communications and Nortel Networks, some of whom purchase through contract manufacturers such as ACT Manufacturing, Flextronics, Jabil Circuits and Solectron.

Industry Background

Increased network traffic

         During the past several years, the amount of voice and data transmitted over communication networks has increased significantly. This growth is primarily attributed to the rapid growth and popularity of data intensive applications, such as Internet access, real-time data backup, e-mail, video conferencing, multimedia file transfers and the movement of large blocks of stored data across networks. To meet this demand, communication service providers have upgraded their communication networks to expand capacity, which greatly reduced transmission costs per bit. This cost reduction has, in turn, further increased the demand for and usage of communication networks. This cycle, increased demand fueling increased capacity at reduced costs and increasing demand further, has enabled the prolonged dramatic growth in voice and data traffic across networks. Data traffic growth is expected to continue to grow at a dramatic rate.

Evolution of network infrastructure

         Communication networks were originally designed to handle voice traffic. The infrastructure of existing prior generation, or legacy, networks consists of copper cabling along which voice communications are transmitted in the form of electronic signals. While copper cabling is generally a reliable transmission medium, its ability to transmit large volumes of data at high speed is limited, and it is prone to electromagnetic interference, or EMI, from nearby electronic equipment and other sources. EMI interferes with the transmission of a signal and degrades signal quality.

         To overcome the limitations of the legacy copper cable infrastructure and meet increasing demand for high capacity and high-speed voice and data transmission, communication service providers have adopted fiber optic technology in their networks. Fiber optic technology involves the transmission of data in optical fiber via digital pulses of light, which allows for greater bandwidth over longer distances than copper cable and higher quality transmissions that are not subject to EMI.

         Widespread deployment of fiber optic technology initially occurred in the long-haul network. Long-haul networks connect the communications networks of metropolitan areas around the world and facilitate the transport of large amounts of voice and data traffic over long distances, up to thousands of miles. Companies designing equipment for this segment have typically focused on providing as much bandwidth as possible between any two locations. The long-haul market was the first to face increasing network congestion as data, aggregated from expanding metropolitan area and local area networks, began to overload long-haul networks. Long-haul network managers, focused on maintaining network performance, were the first to adopt advanced subsystems and modules to increase the capacity of existing fiber. Long-haul network managers have typically been concerned more about network performance than transmission equipment cost. That is because the cost of increasing the capacity of long-haul networks through adding fiber is expensive relative to upgrading the transmission equipment to higher data transmission rates.

         The build-out of optical long-haul networks through the adoption of advanced subsystems and modules to increase capacity represents an important step in improving network infrastructure to support increased demand for new services and greater traffic volumes. While optical fiber continues to be deployed, and its transmission capacity expanded in long-haul networks, fiber optic technologies are increasingly being adopted to support high data rate connections to connect end-users to the long-haul networks. These high data rate connections consist of three segments: metro core, metro access and premises.

Metropolitan area networks

         Metro core networks - Metro core networks are the distribution points between long-haul networks and metro access networks. In a typical system, a long-haul network connects to a city-wide metropolitan area network through which long-haul data is aggregated by network managers, such as Internet service providers, and distributed to local users via an access network. Metro core networks enable enterprises and communication providers to interconnect network systems over areas from as small as a city block or corporate campus to a wider geographic area. Metro core networks are one of the fastest growing sectors in the fiber optics industry.

         Metro access networks - Metro access networks connect business and residential end-users to metro core networks. These end-users have increasingly demanded high-speed connections to take advantage of new data-intensive computer and multimedia applications and to keep up with higher speed local area networks that feed into access networks. Access networks traditionally have used relatively slow copper cable based connections. A number of high-speed transmission technologies have been developed to improve the speed of access networks, including digital technologies such as digital subscriber line, or DSL, integrated services digital network, or ISDN, and cable modem technologies. DSL and ISDN technologies utilize the legacy copper-based infrastructure to provide users with increased bandwidth at low cost. Cable modems, which connect computers to local cable TV lines, also provide users with access to high bandwidth at low cost. As these high data rates and new services become more widely available to end-users, legacy copper cable connections are expected to become increasingly insufficient to meet demand. Consequently, communication service providers are beginning to deploy fiber optic cable directly to end-users or to neighborhood distribution points, enabling the business or residential end-user to obtain a wide range of current and future services.

Premises networks

         Premises networks consist of local area networks and storage area networks. Local area networks connect users within a building or groups of buildings. Storage area networks connect computers and data storage sites within buildings or groups of buildings. Premises networks were originally developed as copper cable networks using standards such as Ethernet and Fast Ethernet. As performance requirements increased, these networks have been upgraded to multimode fiber, an early generation fiber optic technology. As the performance required of these networks increases further, they are being upgraded to even higher performing single mode fiber optics supporting high-speed networking standards such as Fibre Channel, Gigabit Ethernet and 10 Gigabit Ethernet.

Market Opportunity

         With the substantial and increasing volumes of voice and data being transmitted across long-haul and premises networks, metropolitan area networks are often the limiting factor in overall network performance. Premises networks are also increasingly requiring greater bandwidth and performance capabilities to address congestion caused by increased voice and data traffic and number of end-users. As a result, network managers are increasingly upgrading their premises networks to higher speeds using optical transmission technologies and high-speed networking standards such as Gigabit Ethernet and Fibre Channel.

         As demand for bandwidth grows, communication service providers are demanding increasingly sophisticated systems for metropolitan area networks and high-speed premises networks. These systems must meet the unique requirements of the metropolitan area networks and high-speed premises networks, such as cost-effectiveness and reliability in harsh environmental conditions. Historically, metropolitan area network infrastructure has been supplied by large vertically integrated fiber optic communication equipment manufacturers, which manufactured their own fiber optic components such as lasers and photodiodes. The demand for new fiber optic networks has led to the expansion of production by existing fiber optic communication equipment manufacturers, as well as the creation of new companies offering cost-effective fiber optic systems, such as Alidian Networks, Cerent, Chromatis Networks and Sycamore Networks. These new companies are typically not vertically integrated and do not employ system design teams to create mixed analog/digital circuits required for laser and photodiode interfaces.

         The market demands on fiber optic communication equipment manufacturers to produce networking systems for metropolitan area and high-speed premises networks have given rise to a number of significant technical challenges, including the following:

     . Providing solutions which balance performance and cost. The metropolitan market requires optical subsystems and modules which are designed specifically to meet the unique performance and cost requirements of this market.

     . Providing long distance operation in metropolitan area networks where interconnection distances can range from a few kilometers up to 80 kilometers. Systems that are unable to transmit over long distances require expensive repeaters to boost and regenerate signals.

     . Providing wide operating temperature range in metropolitan area networks where equipment is located in remote locations with no environmental control. Products that operate from -40 degrees Celsius to 85 degrees Celsius are a necessity in this market. This is in contrast to the long-haul network and local area networks where equipment is sited within temperature controlled buildings.

     . Delivering products that address the demand for increasingly smaller packages to provide higher port density requires greater component miniaturization expertise.

     . Supporting a wide range of data rates, transmission distance requirements, network standards, optical interfaces and packaging options requires that fiber optic communication equipment manufacturers offer a broad range of products.

     . Producing increasingly integrated products requires cross disciplinary expertise in optics, circuit design, packaging and microwave and radio frequency engineering.

     . Responding to demands for shorter lead times requires manufacturers to design products and scale production rapidly.

     . Producing systems to handle increasingly higher data rates in compliance with Federal Communications Commission standards for EMI emissions requires advanced fiber optic subsystem and module design.

Our Solution

         We design, manufacture and sell a comprehensive line of high performance, reliable fiber optic subsystems and modules that are used in fiber optic transmission systems. Our subsystems and modules are integrated into systems which address the bandwidth limitations in metropolitan area networks and high-speed premises networks. We provide fiber optic communication equipment manufacturers with high performance, reliable, integrated subsystems and modules designed for the specific requirements of the metropolitan and high-speed premises network markets, allowing fiber optic communication equipment manufacturers to focus on their core competencies of designing and building overall systems.

         We provide our customers with the following key benefits:

     . High-performance, high reliability, cost-effective products - Our portfolio of high performance subsystems and modules enables fiber optic metropolitan area networks and high-speed premises networks to operate at high data transmission rates, transmit signals over a variety of distances up to 80 km and operate in wide temperature ranges of between -40 degrees Celsius to 85 degrees Celsius. Our products are engineered using advanced packaging technologies and feature low levels of radiated electromagnetic interference. Our products are qualified under requirements established by Telcordia (Bellcore), an engineering and administrative services consortium that establishes industry standards and specifications for the telecommunications, wireless and fiber optic industries. The Telcordia requirements relate to the environmental, electrical and optical testing for fiber optic transmitters and receivers, to ensure that they offer the high reliability required for critical applications. Our products are engineered to meet the specific distance, temperature and other performance requirements of the metropolitan area and high speed premises market.

     . Comprehensive product line - Our comprehensive fiber optic product line provides fiber optic communication equipment manufacturers with a broad range of solutions for metropolitan area and high-speed premises networks. Our subsystems and modules are available with all the common fiber optic interfaces, and are available in a wide variety of package styles. They support a wide range of data rates, standards, wavelengths and transmission distances.

     . Innovative design capabilities - We believe that our expertise in high-speed electronic circuit design and packaging of fiber optic devices, enhanced by our close working relationships with customers, enables us to provide innovative subsystems and modules for the metropolitan area and high-speed premises networks. Our engineers work closely with Furukawa and other suppliers to combine advanced semiconductor lasers and custom fiber optic packaging techniques. We also have expertise in designing the complex transmitter circuitry that converts a digital logic signal into the proper signal for the laser or light emitting diode. We design and manufacture our own fiber optic receiver subassemblies using our proprietary automated processes. As a result of our fiber optic device design expertise and our close customer relationships, we are able to quickly adapt our products to respond to new standards and our customers' requirements for subsystems and modules.

     . Reduced time to market - Our subsystems and modules allow fiber optic communication equipment manufacturers to design and assemble fiber optic interfaces as easily as standard electronic components by eliminating the need for complex setup of individual lasers or receivers. By designing our products closely with our customers, our product designs allow our customers to shorten their design cycle times which allows them to develop and bring new products to market quickly.

     . Scalable manufacturing capabilities - Our broad portfolio of products use modular designs which enable us to rapidly configure and manufacture subsystems and modules to meet each customers specifications and to rapidly scale our production to deliver these products in volume. We can easily customize our products for example by implementing different electrical connections, or pin configurations, voltages and package sizes as requested by our customers, without impairing the functionality of our products.

Products

         We offer a comprehensive line of high-performance fiber optic subsystems and modules, including fiber optic transmitters, receivers, transceivers and transponders, primarily for use in metropolitan area networks and high-speed premises networks. Fiber optic subsystems and modules are preassembled components that are used to build network equipment. Our products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.

         Our fiber optic products integrate advanced optical devices with mixed analog/digital integrated circuits. These circuits allow continuously varying signals and digital data to be designed in the same circuit rather than separate circuits. Our products provide subsystem/module functionality over a wide variety of connectivity speeds, distances, standards and operating temperature ranges.

         Our products are engineered with varying levels of integration to suit our customers. The lowest level of integration involves separate transmitter and receiver modules, which provides our customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. We believe our products' technical specifications meet or exceed industry standards for fiber optic subsystems and modules. Transceivers offer the next highest level of integration by placing both the transmitter and receiver in the same package with a dual fiber or connector interface. Transponders provide the highest level of integration by combining the functionality of a transceiver with the addition of multiplexer and demultiplexer circuits in the same package.

Current products

         Transmitters and Receivers - Transmitters convert an electronic digital input signal into an optical output signal for transmission over a fiber optic network. Receivers detect optical signals from a fiber optic network and convert them into an electronic signal in standard digital/logic format for further signal processing. We offer separate transmitter and receiver modules that provide our customers with the greatest flexibility in product design by allowing them to place transmitters and receivers separately according to design specifications.

         Our optical transmitter and receiver products support the SONET/SDH, Fast Ethernet, Gigabit Ethernet and Fibre Channel transmission standards and are offered in a wide range of data rates, transmission distances and packaging options. In addition, we have begun to provide samples of our DWDM transmitters and receivers to key customers for initial testing.

         Transceivers - Optical transceivers are products that contain both a transmitter and a receiver in a single device and serve as high data rate interconnects between network devices, such as hubs, switches, servers and storage elements. Our optical transceivers are available in a wide variety of fiber optic interfaces, or form factors, and support a wide range of data rates, wavelengths, modes and transmission distances. Our transceivers support the SONET/SDH, Fast Ethernet, Gigabit Ethernet and Fibre Channel transmission standards.

         Transponders - Our optical transponders combine the functionality of a transceiver with integrated circuits for electronic multiplexing and demultiplexing in the same package. We have provided samples of these products to customers for initial testing. Multiplexers are paired with transmitters and allow the system designer to combine multiple low-speed electronic data streams onto a single optical wavelength, while demultiplexers and receivers reverse this process. The transmitter portion of the transponder accepts sixteen 155 Mb/s electronic signals, multiplexes them together and provides at the output a single 2,488 Mb/s optical signal. The receiver portion of the transponder performs the reverse function, namely accepting a single optical signal and providing back sixteen 155 Mb/s electronic signals. The advantage of this product is the compact overall design that minimizes the equipment size and the low speed electronic interface that simplifies our customers printed circuit design. As equipment speeds increase, this type of product is becoming widely used. Our transponder product line is currently being developed as a single channel product, conforming to SONET/SDH transmission standards.

Products under development

         Our product development efforts have, and will continue to be, focused on developing new products and technologies to support increased transmission speeds, distances and capacities. We have been developing products to support future generations of fiber optic metropolitan area and high-speed premises networks by utilizing coarse wavelength division multiplexing, or CWDM, dense wavelength division multiplexing, or DWDM, and 10 Gbp/s transmission standards.

         Multiplexers are integrated circuits that combine signals from many inputs into a single output, and demultiplexers are integrated circuits that accomplish the reverse, or create many outputs from a single input. Wavelength division multiplexing is a technology which allows multiple signals to be sent along the same optical fiber by using different colors of light for each signal.

         We plan to introduce multi-channel optical transmitters, receivers and transceivers using both DWDM and CWDM technologies. These are being designed to allow the mixing of optical signals using different standards, such as SONET/SDH, asynchronous transfer mode, or ATM and Gigabit Ethernet, by utilizing different wavelengths. We also plan to introduce more integrated fiber optic subsystems and modules, such as optical transponders with DWDM capability, to further advance the product integration levels.

         We believe that some of our competitors are developing similar products to those that we have under development. While we are currently developing products in all of the areas described above, we may choose to prioritize or redirect our development efforts in response to market demands. Therefore, it is not certain that we will introduce products for all of the categories listed above.

Customers

         We sell our products to fiber optic communication equipment manufacturers directly and through contract manufacturers who incorporate them into systems they assemble for fiber optic communication equipment manufacturers. Contract manufacturers assemble specific products for fiber optic communication equipment manufacturers. We define our customers as fiber optic communication equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers. Fiber optic communication equipment manufacturers make the purchasing decisions on substantially all of the products we sell through contract manufacturers.

         A small number of customers have historically accounted for a significant portion of our total revenue. For the fiscal year ended September 30, 2000, our 10 largest customers accounted for 80.2% of our total revenue, with Cisco Systems and Alcatel (including sales to each of their contract manufacturers) accounting for approximately 34.2% and 15.3% of our total revenue, respectively. No other customer accounted for more than 10.0% of our revenue during the fiscal year ended September 30, 2000. We typically do not enter into long-term contracts with our customers.

         A substantial portion of our sales to fiber optic communication equipment manufacturers are of products which are incorporated into systems produced by contract manufacturers, including ACT Manufacturing, Inc., Flextronics, Jabil Circuits and Solectron. For financial reporting purposes, we consider our customers to be contract manufacturers and fiber optic communications equipment manufacturers who place purchase orders with us or otherwise purchase our products directly. For the fiscal year ended September 30, 2000, revenue from our three largest direct sales customers, Flextronics, Alcatel and Solectron, accounted for 23.8%, 15.3% and 12.1%, respectively, of our total revenue. See

"Business - Risk factors - We derive a significant portion of our total revenue from a few significant customers, and our total revenue may decline significantly if any of these customers cancels, reduces or delays purchases of our products or extracts price concessions from us."

Technology

         The development and manufacture of high-performance fiber optic subsystems and modules for metropolitan area networks and high-speed premises networks require diverse technical skills and expertise. We believe that our understanding of fundamental optical devices, their packaging and high speed circuit design allows us to extend the performance of low cost packaging and technology, which we originally designed for smaller local area networks, to provide the high-performance required for fiber optic metropolitan area networks and high-speed premises networks. Key elements of our technological capabilities include:

     . Optical device technology - We understand the performance requirements for optical devices in fiber optic systems. There is a wide range of optical source and detector technologies available, and these must be optimized for each application. We have design expertise with six different types of light sources used to send light along a fiber, and three different types of detector technologies. Each of these devices has performance characteristics which must be carefully chosen to meet specific system requirements.

     . Optical packaging/subassembly design - We work closely with Furukawa and other suppliers to combine advanced semiconductor laser designs and custom optical packaging techniques to produce advanced optical subassemblies. Less than one micron tolerances, or variability in the alignment of components, are required in these laser packages and reliability specifications require us to hold these mechanical tolerances over a wide range of temperatures and the specified life of our products. A micron is one thousandth of a millimeter. We believe these designs and technologies improve the performance of our products as well as enhance yields and reduce material costs. We also design our receiver packages for automated assembly, and we design and manufacture our own optical subassemblies for our receivers. This allows us to provide design flexibility, high-performance and the ability to manufacture in volume.

     . Links with Furukawa - We have worked closely with Furukawa to develop new optical devices for our products using technology that they have developed. Furukawa supplies us with the majority of the optical devices and the fiber optic packaging needed for some of the optical subassemblies used in our products. Furukawa has also worked closely with our engineers to automate key parts of our assembly and testing processes.

     . Electronic circuit design - We have the expertise to design complex transmitter circuitry that converts a digital logic signal into the proper signal for the laser or light emitting diode. This circuit has compensation and feedback control loops which change the current to maintain constant optical power output. This electronic signal must also be modulated and the waveform of the modulation must be carefully controlled to ensure that the optical output meets the fiber optic communications equipment manufacturer's defined specifications. We also have considerable expertise in designing receivers to minimize the effects of external noise that can significantly affect the performance of a receiver. Our products operate at speeds up to 2.5 Gb/s and we are working to develop future products to work at 10 Gb/s. At these speeds, microwave and radio frequency design techniques must be used to ensure that the waveforms do not degrade and meet the parameters defined in standards. We believe our technical competencies in these areas enable us to produce fiber optic subsystems and modules with low electromagnetic interference emission levels.

     . Fast product development cycle time - Our products are designed using a building block approach that allows us to combine different subassemblies in different ways to provide a wide range of products. Our integrated subassemblies allow us to quickly adapt our products to respond to new standards and our customers' requirements for special subsystems and modules. This ability, in combination with our market knowledge, allows us to select the commercial opportunities we believe to be the best and provide samples and production volumes in very short time frames.

Manufacturing

         We assemble, burn in and test all of our products in our facility in Chatsworth, California. We also conduct all of our manufacturing engineering, quality assurance and documentation control at this facility.

         We use a number of subcontractors and suppliers, including Furukawa, to supply subassemblies. We rely upon domestic and international contract manufacturers for most of our printed circuit board assembly. Our manufacturing supply chain management team manages these relationships supported by our research and development group. We do not have any long-term contracts with any of our contract manufacturers and none of them are obligated to perform assembly services for us for any specific period or at any specific price, except as may be provided in a particular purchase order.

         We provide quality assurance through internal testing procedures throughout the entire manufacturing process. Our quality control procedures include vendor inspection, incoming material inspection, in-process testing and outgoing inspection. We provide specialized training to assure the competency of our manufacturing personnel, and we maintain ISO 9002 certification.

         We purchase several key components for our products from a limited number of suppliers. The components that we purchase include integrated circuits, lasers, light emitting diodes, vertical cavity surface-emitting lasers, photodiode devices and other passive electronic components. We have periodically experienced shortages and delivery delays for these materials. Because we operate in an industry where material supplies are constrained, we maintain an inventory of some limited source components to decrease the risk of shortage. As a result, we have excess inventory of these components which leads to a higher provision for obsolete inventory.

Research and Development

         In fiscal 1999 and 2000, our research and development expenses were $1.1 million and $2.5 million, respectively. We also incurred development costs of $84,000 paid to Furukawa in 2000 for the automation of our product testing procedure. We believe that our experienced optics engineers and the modular nature of our products allowed us to enjoy relatively low research and development expenses in the past. In addition, our relationship with Furukawa provided us with access to Furukawa's optical device and packaging technology. Furukawa has developed a number of innovative components that we have integrated into our products and has assisted in the automation of key portions of our manufacturing process. We plan to continue to collaborate with Furukawa as we expand our internal research and development capabilities. However, we have no research contracts or agreements with Furukawa at this time.

     We expect to increase our total research and development expenses to provide resources to develop new product lines and fund development contracts with universities, research institutes and companies. As a result, we expect our future research and development expenses to increase significantly in absolute dollars and as a percentage of revenue. We will continue to focus our research and development activities on enhancing our existing products, developing new products to meet the evolving needs of our customers within our existing markets and supporting emerging standards that are consistent with our product strategies.

Sales, Marketing and Technical Support

         We market and sell our products primarily through our direct sales force supported by independent manufacturers' representatives and distributors. We focus our marketing on fiber optic communication equipment manufacturers in the fiber optic metropolitan area and high-speed premises networks markets. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers' representatives and distributors. Our direct sales force is located in our sales offices in Chatsworth, California, Franklin, Massachusetts, Bury St. Edmunds, England and Richardson, Texas. We plan to expand our direct sales force and open additional sales offices in San Jose, California and Ottawa, Canada. Our customer service department in our Chatsworth facility provides day-to-day updates on orders and deliveries to our customers.

         We have established contractual relationships with manufacturers' representatives and distributors in North America, Europe, Israel, Asia and Australia. Manufacturers' representatives and distributors are third parties who provide commercial and technical support in selling our products to customers. Manufacturers' representatives represent us with customers, but customers place orders directly with us. We pay the manufacturers' representatives a fee for this service. Distributors perform the same function, but differ in that the distributor buys products from us and resells them at a profit to the end customer. We have short-term contracts with our manufacturers' representatives and distributors which can be cancelled by either party upon 30 days notice. We have recently established an office in England which provides commercial and technical support to our customers in Europe and Israel. We intend to expand our indirect sales activity by establishing relationships with additional independent manufacturer's representatives and distributors. Please refer to
Note 12 to our Notes to Financial Statements for further information about our geographic areas.

         Our marketing efforts are focused on increasing customer awareness of our brand name, and the features and benefits of our optical subsystems and modules. The key components of our marketing efforts include:

     . Interaction with customers during product development and through detailed technical interaction during the product sampling phase;

     . Expansion of our applications group to provide our customers with complete technical information on our products as well as design and troubleshooting assistance and reference designs with chip sets supplied by the major integrated circuit companies; and

     . Participation in major trade show events and conferences in the communications network industry to promote our broad lines of optical subsystems and modules.

         In addition, we advertise and promote our activities in industry trade journals and publications targeting design engineers. We also interact with our customers in industry associations and standards committees to promote and further enhance Gigabit Ethernet, Fibre Channel and other industry standards and to increase our visibility as industry experts.

         We provide extensive technical support to our customers during their design and qualification process through direct contact with our engineers, our applications group and our Web site, which includes product documentation and application notes. After the design-in phase, we provide support for our customers during their manufacturing process. Our account managers and our customer service personnel, who work closely with our manufacturing and quality groups, provide this support.

Competition

         The metropolitan area and high-speed premises networks markets for optical subsystems and modules for optical communication network applications is highly competitive and subject to rapidly changing technology. We believe the primary competitive factors impacting our business are as follows:

     . cost-effective products that balance performance requirements with the cost of the product;
     .    timeliness of new product introductions;
     .    scope and responsiveness of service and technical support;
     .    established reputation with key customers;
     .    technical innovation;
     .    quality and reliability of our products;
     .    breadth of product offerings;
     .    gaining design approval during our customers design cycle;
     .    compatibility with emerging industry standards;
     .    price  characteristics;
     .    ability to rapidly scale production for high volumes;
     .    and data rate, port density and other performance features.

         We believe that we have established a favorable position in the metropolitan area and high-speed premises network markets by identifying and focusing on fiber optic subsystems and modules specifically for these markets. We believe that we have a combination of comprehensive product offerings, management and design expertise, market understanding and manufacturing capabilities that are focused on these markets. We compete primarily with Agilent Technologies, ExceLight Communications, Finisar, Infineon Technologies, IBM, Lucent Technologies, Luminent, Molex, Stratos Lightwave and Tyco International. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. We have competitors for all of our current products. However, we believe that we do not have a single competitor that offers the same range of products as us. In addition, unlike many of our competitors who specialize in the long-haul markets, we believe that we have the ability to offer products with both superior price and performance characteristics since our products are designed for the specific requirements of the metropolitan market.

         Our products may also compete with technologies that provide alternatives to optical networking, including fixed and mobile radio, free space point-to-point optical transmission and copper-based technologies such as digital subscriber line, or DSL, and cable modems. Most of these technologies provide lower speed and shorter distance capabilities than optical networking technologies, but may provide certain advantages such as lower costs and mobile capabilities. However, in our primary market for high-speed communications, we do not expect to face significant competition from these technologies in the future. See "Business - Risk factors - Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors' products rather than our products or develop internal capabilities to produce their own fiber optic subsystems and modules."

Intellectual Property

         Our success and ability to compete is dependent in part on our proprietary technology. We are able to rely on a combination of copyright, trademark and trade secret laws and confidentiality agreements to establish and protect our proprietary rights. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we currently do not have any patents or patent applications pending, our intellectual property primarily consists of proprietary processes and know-how relating to our product design processes, assembly drawings, assembly processes and testing procedures.

         We currently do not license to or from any third parties the technology used in the manufacture of our fiber optic subsystems and modules. In addition, no technology is transferred or licensed in connection with our supply relationship with Furukawa. Accordingly, Furukawa owns the technology relating to the manufacture of its laser and other products we purchase for incorporation into our products and may license or sell this technology to other parties. We own the technology relating to the manufacture of our fiber optic subsystems and modules. A disruption of our supply relationship with Furukawa would not have a material impact on our rights to the technology required to produce our products. We have not transferred to Furukawa any intellectual property rights that would allow it to compete with us in the metropolitan area markets. However, there can be no assurance that Furukawa would not develop in the future internal capabilities to manufacture fiber optic subsystems and modules similar to and competitive with our products.

         Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business. See "Business - Risk factors - If we are unable to protect our proprietary technology, this technology could be misappropriated, which would make it difficult for us to compete in our industry." From time-to-time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. We are currently defendants in an alleged infringement lawsuit brought by Methode Electronics, Inc. and Stratos Lightwave, Inc. For further details see "Legal Proceedings." Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us is successful, we could be liable for significant monetary damages. If we can not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed. See "Business - Risk factors - We could be subjected to additional litigation regarding intellectual property rights, which may divert management attention, cause us to incur significant costs or prevent us from selling our products."

Employees

         As of September 30, 2000, we had 310 full-time employees and no part-time employees. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Our Relationship with Furukawa

         We were incorporated as a California corporation in October 1991. In November 1991, a wholly-owned subsidiary of The Furukawa Electric Co., Ltd. provided our initial capital investment. Furukawa, a publicly held company incorporated under the laws of Japan, is one of the world's leading manufacturers of electric wire and cable, nonferrous metals and related products. It also provides engineering services, including the installation of power and telecommunications cables, and is a major manufacturer of fiber optic cable. Furukawa's stock is publicly traded on the Tokyo Exchange Nikkei in Japan. Furukawa beneficially owns all of our outstanding Class B common stock, which as of December 1, 2000 represented 61.5% of our outstanding shares of common stock and 94.1% of the combined voting power of all of our outstanding common stock.

         Our relationship with Furukawa has allowed us to benefit from the optical device and packaging technologies developed at its laboratories in Japan which are incorporated into laser products that we purchase from Furukawa for inclusion in our products. We have also established a close working relationship with Furukawa's research and development team through periodic meetings and discussions to understand our product and manufacturing requirements. Under these arrangements, Furukawa customizes to our specifications the components that it supplies to us. For example, Furukawa has developed laser products with customized features in the areas of package design and power output. We have not licensed from Furukawa any of its optical device or other technologies.

         We currently purchase substantially all of our lasers and the majority of our other optical devices, such as laser modules and photodetectors, from Furukawa using short-term purchase orders. These modules and devices are critical parts in the manufacture of our subsystems and modules. We have enjoyed a reliable supply of these critical components from Furukawa in the past. However, we do not have a long-term supply contract with Furukawa and we have no plans to enter into a long-term supply contract in the future. Consequently, we may in the future seek alternative suppliers or to develop our own laser production capabilities.

         From time to time our research and development team works closely with Furukawa's team to assist in the development of our design and manufacturing process. For example, in July 2000 we entered into a short-term development contract with Furukawa to assist us in the purchase, system design, operation, study, and execution of new equipment orders to automate our product testing operations. We paid Furukawa $84,000 for these services under the development contract. We may enter into similar development agreements with Furukawa in the future. However we have no current commitments and currently have no development agreements under negotiation with Furukawa. We believe that our prior business dealings with Furukawa and its subsidiaries and affiliates were on terms that were no less favorable than terms that would be available from unrelated third parties for similar transactions.

RISK FACTORS

     You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

     This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

We derive a significant portion of our total revenue from a few significant customers, and our total revenue may decline significantly if any of these customers cancels, reduces or delays purchases of our products or extracts price concessions from us.

         Our success depends on our continued ability to develop and maintain relationships with a limited number of significant customers. We sell our products into markets dominated by a relatively small number of systems manufacturers, a fact that limits the number of our potential customers. Our dependence on orders from a relatively small number of customers makes our relationship with each customer critical to our business.

         We define our customers as fiber optic communication equipment manufacturers who have purchased our products directly or have ordered our products for incorporation into systems produced by contract manufacturers. Fiber optic communication equipment manufacturers make the purchasing decisions on substantially all of the products we sell through contract manufacturers. For the fiscal year ended September 30, 2000, our 10 largest customers accounted for approximately 80.2% of our total revenue, with Cisco Systems and Alcatel (including sales to their contract manufacturers) accounting for approximately 34.2% and 15.3% of our total revenue, respectively. For financial reporting purposes, we consider our customers to be contract manufacturers and fiber optic communications equipment manufacturers who place purchase orders with us or otherwise purchase our products directly. For the fiscal year ended September 30, 2000, revenue from our three largest direct sales customers, Flextronics, Alcatel and Solectron, accounted for 23.8%, 15.3% and 12.1%, respectively. We expect our dependence on revenue from a small number of customers to continue. We cannot assure you that we will be able to retain our significant customers or that we will be able to attract additional customers.

         We do not have long-term sales contracts with our customers. Instead, sales to our customers are made on the basis of individual purchase orders that our customers may cancel or defer on short notice without significant penalty. In the past, some of our major customers canceled, delayed or significantly accelerated orders in response to changes in the manufacturing schedules for their systems, and they are likely to do so in the future. Some of our customers conduct their business by placing orders for comparable products with more than one supplier and canceling all remaining orders once they have received sufficient deliveries for their planned production. The reduction, cancellation or delay of individual customer purchase orders would cause our revenue to decline. Moreover, these uncertainties complicate our ability to accurately plan our manufacturing schedule. Additionally, if any of our customers cancel or defer orders, our operating expenses may increase as a percentage of revenue.

         In the past, our customers have sought price concessions from us, and they are likely to continue to do so in the future. In addition, some of our customers may shift their purchases of products from us to our competitors. The loss of one or more of our significant customers, our inability to successfully develop relationships with additional customers or future price concessions could cause our revenue to decline significantly.

We are dependent on a limited number of suppliers for most of our key components. If these suppliers are unable to meet our manufacturing requirements, we may experience production delays leading to delays in shipments, increased costs and cancellation of orders for our products.

         We purchase several key components that we incorporate into our products from a limited number of suppliers. We also purchase substantially all of our lasers and a majority of our other optical devices from Furukawa. We do not have long-term supply contracts with any of our key suppliers. Our dependence on a small number of suppliers and our lack of long-term supply contracts exposes us to several risks, including our potential inability to obtain an adequate supply of quality components, price increases and late deliveries. We have experienced shortages and delays in obtaining key components in the past and expect to experience shortages and delays in the future.

         Industry capacity is constrained and some of our component suppliers have placed limits on the number of components they will sell to us. We do not have any control over these limits, and our suppliers may choose to allocate more of their production to our competitors. In addition, our suppliers could discontinue the manufacture or supply of these components at any time.

         A disruption in, or termination of, our supply relationship with Furukawa or any of our other key suppliers, or our inability to develop relationships with new suppliers would interrupt and delay the manufacturing of our products which could result in delays in our sales or the cancellation of orders for our products. We may not be able to identify and integrate alternative suppliers in a timely fashion, or at all. Any transition to alternative suppliers would likely result in delays in shipment, quality control issues and increased expenses, any of which would limit our ability to deliver products to our customers. Furthermore, if we are unable to identify an alternative source of supply, we may have to redesign or modify our products, which would cause delays in shipments, increase design and manufacturing costs and require us to increase the prices of our products.

Our future operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

         Our historical quarterly operating results have varied significantly, and our future quarterly operating results are likely to continue to vary significantly from period to period. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. Some of the factors which could cause our operating results to vary include:

     . fluctuations in demand for, and sales of, our products, which is dependent on the implementation of fiber optic networks;
     .    the timing of customer orders, particularly from our significant customers;
     . competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors, the entry of new competitors into the fiber optic subsystems and modules market and pricing pressures;
     .    our ability to control expenses;
     .    the mix of our products sold;
     . and economic conditions specific to the communications and related industries.

         We incur expenses from time to time that may not generate revenue until subsequent quarters. In addition, in connection with new product introductions, we incur research and development expenses and sales and marketing expenses that are not matched with revenue until a subsequent quarter when the new product is introduced. We cannot assure you that our expenditures on manufacturing capacity will generate increased revenue in subsequent quarters. If growth in our revenue does not outpace the increase in our expenses, our quarterly operating results may fall below expectations and cause our stock price to decline significantly.

         Due to these and other factors, we believe that our quarterly operating results are not an indicator of our future performance. If our operating results are below the expectations of public market analysts or investors in future quarters, the trading price of our Class A common stock would be likely to decrease significantly.

If we do not develop and introduce new products with higher average selling prices in a timely manner, the overall average selling prices of our products will decrease.

         The market for fiber optic subsystems and modules is characterized by declining average selling prices for existing products due to increased competition, the introduction of new products, product obsolescence and increased unit volumes as manufacturers continue to deploy new network equipment. We have in the past experienced, and in the future may experience, period-to-period fluctuations in operating results due to declines in our overall average selling prices. We anticipate that the selling prices for our existing products will decrease in the future in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions. Therefore, we must continue to develop and introduce new products that can be sold at higher prices on a timely basis to maintain our overall average selling prices. Failure to do so could cause our revenue and gross margins to decline. We must expand our manufacturing capacity and manufacturing processes in order to continue to deliver our products to our customers in a timely manner and to support our revenue growth.

         All of our manufacturing operations are conducted at our Chatsworth, California headquarters. In order to meet increasing customer demand for our products, we must expand our manufacturing capacity. In this regard, we plan to expand our manufacturing capacity at our Chatsworth, California facility. In addition, we expect that we will fully utilize our current manufacturing capacity and will need to purchase or lease additional manufacturing space by the end of 2001. The expansion of our manufacturing capacity at different facilities will be expensive and will require management's time. We have declined to accept, and we have lost orders in the past, and we may decline or lose orders in the future if we do not have access to sufficient manufacturing capacity. We intend to hire, train and manage significant numbers of additional manufacturing personnel in order to increase our manufacturing capacity. There are numerous risks associated with rapidly increasing manufacturing capacity, including:

     .    our inability to procure and install the necessary manufacturing equipment;
     .    a lack of qualified manufacturing personnel;
     .    difficulties achieving adequate yields from new manufacturing lines;
     .    our inability to match future order volumes with capacity; and
     . difficulties associated with managing and coordinating disparate geographic manufacturing facilities, which may arise in the future.

         Communication service providers and fiber optic systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer's anticipated needs, we may lose the opportunity to fulfill a particular customer order and the opportunity for significant future sales to that customer. In addition, we will be unable to pursue many large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products.

         If we are unable to expand our manufacturing capacity in a timely manner or if we do not accurately project demand, we will have excess capacity or insufficient capacity, either of which will negatively impact our ability to meet our financial targets. In addition, if adequate sales do not materialize after we expand our manufacturing capacity, our long-term operating results will be negatively impacted.

If our customers do not approve our manufacturing process and qualify our products, we will lose significant customer sales and opportunities.

         Customers generally will not purchase any of our products before they qualify them and approve our manufacturing process and quality control system. Our customers may require us to register under international quality standards, such as ISO 9002. Delays in product qualification or loss of ISO 9002 certification may cause a product to be dropped from a long-term supply program and result in a significant lost revenue opportunity. If particular customers do not approve of our manufacturing process, we will lose the sales opportunities with those customers.

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could cause us to lose orders or customers.

         We currently use historical data, a backlog of orders and estimates of future requirements to determine our demand for components and materials. We must accurately predict both the demand for our products and the lead time required to obtain the necessary components and materials. Lead times for components and materials vary significantly, depending on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. We generally maintain excess inventory of parts which increases our inventory carrying costs. However, if we were to underestimate our purchasing requirements, manufacturing could be interrupted, resulting in delays in shipments.

Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors' products rather than our products or develop internal capabilities to produce their own fiber optic subsystems and modules.

         The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Agilent Technologies, ExceLight Communications, Finisar, Infineon Technologies, IBM, Lucent Technologies, Luminent, Molex, Stratos Lightwave and Tyco International. We also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our products address. The development of alternative solutions to fiber optic transmission problems by our competitors, particularly systems companies that also manufacture modules, such as Alcatel, Fujitsu, Lucent Technologies and Nortel Networks, could significantly limit our growth and harm our competitive position.

         Many of our current competitors and potential competitors have longer operating histories and significantly greater financial, technical, sales and marketing resources than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are in a much better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, many of our competitors have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

         Lucent Technologies and Nortel Networks, two of our customers, are also our competitors. In addition, existing and potential customers, especially in Japan and other international markets, may also become competitors. These customers have the internal capabilities to integrate their operations by producing their own optical subsystems and modules or by acquiring our competitors or the rights to produce competitive products or technologies, which may allow them to reduce their purchases or cease purchasing from us.

         We expect our competitors to introduce new and improved products with lower prices, and we will need to do the same to remain competitive. We may not be able to compete successfully against either current or future competitors with respect to new products. We believe that competitive pressures may result in price reductions, reduced margins and our loss of market share.

Our continued success in generating revenue depends on growth in construction of fiber optic metropolitan area networks and high-speed premises networks.

         Our fiber optic subsystems and modules are used primarily in metropolitan area networks and high-speed premises networks. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. If these markets grow more slowly than we expect, or if the use of fiber optic technologies in these markets does not expand, our growth would not likely continue, and our ability to execute our business plan would be impaired.

If we are unable to obtain test equipment or replacement parts when we require them, we may not be able to fill our customers' orders.

         Our operations are highly dependent upon our ability to obtain test equipment and related replacement parts from a limited number of suppliers. The market for our test equipment is characterized by periods of intense demand, limited supply and long delivery cycles. We do not have binding supply agreements with our test equipment suppliers, but rather acquire our test equipment on a purchase order basis, which exposes us to substantial risks of being unable to obtain test equipment when it is needed and at reasonable prices. We have in the past, and we may in the future, experience delays in obtaining test equipment which will delay our ability to manufacture our products. If we are unable to obtain required test equipment or replacement parts in a timely manner, or if the installation of this equipment or parts is disrupted, we may be unable to fill our customers' orders.

Our sales cycle runs from our customers' initial design to production for commercial sale. This cycle is long and unpredictable and may cause our revenue and operating results to vary from our forecasts.

         The period of time between our initial contact with a customer and the receipt of a purchase order from that customer may span to more than a year and varies by product and customer. During this time, customers may perform, or require us to perform, extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before purchasing our products, including interoperation with other subsystems and components, product performance and reliability. We may incur substantial sales and marketing expenses and expend significant management effort while potential customers are qualifying our products. Even after incurring these costs, we ultimately may not sell any or only small amounts of our products to a potential customer. If sales forecasts to specific customers are not realized, our revenue and results of operations may be negatively impacted.

If we do not achieve acceptable manufacturing yields in a cost-effective manner, or we are required to develop new manufacturing processes to improve our yields, our operating results would be impaired.

         The manufacture of our products involves complex and precise processes. As a result, it may be difficult to cost-effectively meet our production goals. In addition, changes in our manufacturing processes or those of our suppliers, or our suppliers' inadvertent use of defective materials, could significantly reduce our manufacturing yields, increase our costs and reduce our product shipments. To increase our gross margin, while offering products at prices acceptable to customers, we will need to develop new manufacturing processes and techniques that will involve higher levels of automation.

If we are unsuccessful in defending against Methode's lawsuit for patent infringement, we may be required to pay significant monetary damages to Methode and may be enjoined from manufacturing and selling some of our products.

         In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us in the U.S. District Court for the Northern District of California seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of five patents assigned to Methode. Two of the patents are alleged to relate to the technology incorporated in our 1x9 pin configuration products, such as our singlemode SONET/SDH transceiver products. The remaining three patents are alleged to relate to technology incorporated in our gigabit interface converter, or GBIC, products, such as our Gigabit Ethernet and Fibre Channel products.

         Methode has amended its complaint to add Stratos Lightwave Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff and to allege that we infringe a sixth patent, which purportedly relates to certain aspects of our GBIC products. Methode has since withdrawn its motion to amend with respect to the sixth patent, though Methode remains free to reassert the claim at a later time, whether in the current action or in a separate proceeding. For the fiscal year ended September 30, 2000, sales of our 1x9 pin configuration products alleged to infringe the Methode patents accounted for 38.8% of our total revenue. Sales of our products alleged to infringe the other Methode patents represented an immaterial amount of our total revenue for the fiscal year ended September 30, 2000.

         We intend to defend ourselves vigorously in this lawsuit. However, the outcome of this lawsuit is uncertain. The lawsuit is in the early stages. Accordingly, our expenses and other resources expended on this lawsuit have been immaterial to date. As this lawsuit progresses, we expect to incur greater legal fees and expenses. In addition, our defense of this lawsuit is expected to divert the efforts and attention of our key management and technical personnel. As a result, our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. If Methode's patents are found to be valid and enforceable and our products are found to infringe, we may be enjoined from manufacturing or selling some of our products, we may be liable for significant monetary damages and/or we may be required to obtain a license from Methode in order to use its patented technology, any of which could disrupt our ability to manufacture and sell our products. If we are required to obtain a license to any of Methode's patents, such license may not be available from Methode on commercially reasonable terms, if at all. See "Legal Proceedings" for additional details.

We could be subjected to additional litigation regarding intellectual property rights, which may divert management attention, cause us to incur significant costs or prevent us from selling our products.

         In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights in the networking technologies industry. Many companies aggressively use their patent portfolios to bring infringement claims against competitors. As a result, we may be a party to litigation or be involved in disputes over our alleged infringement of others' intellectual property in the future, in addition to our current dispute with Methode. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and prevent us from making or selling some of our products. These lawsuits, regardless of their merit, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

     . stop selling, incorporating or using our products that use the infringed intellectual property;
     . obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, if at all; or
     . redesign the products to not use the infringed intellectual property, which may not be technically or commercially feasible.

         If we are forced to take any of these actions, we may be limited in our ability to execute our business plan.

         We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel. In the process of asserting our intellectual property rights, these rights could be found to be invalid, unenforceable or not infringed. Failure to successfully assert our intellectual property rights could result in our inability to prevent our competitors from utilizing our proprietary rights.

If we are unable to protect our proprietary technology, this technology could be misappropriated, which would make it difficult for us to compete in our industry.

         Our success and ability to compete is dependent in part on our proprietary technology. We currently do not have any patents, and we have no pending patent applications. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. Existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect the unauthorized use of our proprietary technology and processes to the same extent as do the laws of the United States, and policing the unauthorized use of our products is difficult. Any infringement of our proprietary rights could result in costly litigation, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue.

If we are unable to generate adequate additional sales as a result of the planned expansion of our sales operations, our competitive position may be harmed and our revenue or margins may decline.

         Historically, we have relied primarily on a limited direct sales force, supported by third party manufacturers' representatives and distributors, to sell our products. Our sales strategy focuses primarily on developing and expanding our direct sales force, manufacturers' representatives and distributors. We will incur significant costs related to the expansion of our sales operations. If the expansion of our sales operations does not generate adequate additional sales, the cost of any expansion may exceed the revenue generated, and our margins may decline. To the extent we are unsuccessful in expanding our direct sales force, we will likely be unable to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant manufacturers' representatives or distributors, or if these representatives or distributors are not successful in their sales or marketing efforts, sales of our products may decrease and our competitive position would be harmed. Our representatives or distributors may not market our products effectively or may not continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our domestic sales and support staff or maintain existing or establish new relationships with manufacturer representatives and distributors would harm our revenue and result in declining margins.

The market for our products is new and is characterized by rapid technological changes and evolving industry standards. If we do not respond to the changes in a timely manner, our products likely will not achieve market acceptance.

         The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a successful and timely basis. We plan to increase substantially our budget for research and development of new products and technology. Since these costs are expensed as incurred, we expect a negative impact on our reported net income. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our revenue will decline.

         The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products on a timely basis, if at all. Furthermore, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond to product announcements, technological changes or industry changes in standards would likely prevent our products from gaining market acceptance and harm our competitive position.

If we are not able to effectively manage our growth, we may not be able to maintain and expand our business.

         Our success depends on our ability to effectively manage the growth of our operations. We have significantly expanded our operations over the past several years and expect to continue to increase the scope of our operations for the foreseeable future. In this regard, our headcount has increased 248% from 89 as of September 30, 1998 to 310 as of September 30, 2000. Our growth has placed, and will continue to place, a strain on our management systems and operational resources. As demand for our products grows, we will need to expand our design and manufacturing capabilities, and our sales, marketing and technical support personnel. We will also need to improve our financial and managerial controls, reporting systems and procedures. If we can not manage our growth effectively, we will not be able to maintain and expand our business.

Our success depends on our key personnel, including our executive officers, the loss of any of whom could harm our business.

         Our success depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Muoi Van Tran, our Chief Executive Officer, Susie Nemeti, our Chief Financial Officer, and Mohammad Ghorbanali, our Chief Operating Officer and Vice President of Manufacturing and Research and Development. Competition for employees in our industry is intense. We do not have life insurance policies covering any of our executives. There can be no assurance that we will be successful in retaining such key personnel, or that we will be successful in hiring replacements or additional key personnel. All of the capital stock and options held by the members of our senior management are fully vested. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy. See "Management."

         We will need to attract and retain highly qualified managers, sales and marketing and technical support personnel. Competition for specialized personnel in our industry is intense and we may not be able to hire sufficient personnel to achieve our goals or support the anticipated growth in our business. We have had difficulty hiring the necessary engineering, sales and marketing and management personnel to support our growth. If we fail to hire and retain qualified personnel, our product development efforts and customer relations will suffer. Our key management personnel have limited experience in managing the growth of technologically complex businesses in a rapidly evolving environment. If we are unable to manage our growth effectively, we will incur additional expenses which will negatively impact our operating results.

Our products may have defects that are not detected until full deployment of a customer's system. Any of these defects could result in a loss of customers, damage to our reputation and substantial costs.

         We design our products for large and complex fiber optic networks, and our products must be compatible with other components of the network system, both current and future. We have experienced in the past, and may continue to experience in the future, defects in our products. Defects in our products or incompatibilities in our products may appear only when deployed in networks for an extended period of time. In addition, our products may fail to meet our customers' design specifications, or our customers may change their design specifications after the production of our product. A failure to meet our customers' design specification often results in a loss of the sale due to the length of time required to redesign the product. We may also experience defects in third party components that we incorporate into our products. We have experienced the following due to our inability to detect or fix errors in the past:

     . increased costs associated with the replacement of defective products, redesign of products to meet customer design specification and/or refund of the purchase price;
     .    diversion of development resources;
     .    and increased service and warranty costs.

Our products and the systems into which our products are incorporated must comply with domestic and international governmental regulations, and if our products do not meet these regulations, our ability to sell our products will be restricted.

         Our products are subject to various regulations of U.S. and foreign governmental authorities principally in the areas of radio frequency emission standards and eye safety. Radio frequency emission standards govern allowable radio interference with other services. Eye safety standards govern the labeling and certification of laser products to ensure that they are used in a way that does not create a hazard to the human eye. Our products and the systems into which they are incorporated must also comply with international standards and governmental standards of the foreign countries where our products are used. Our inability, or the inability of our customers, to comply with existing or evolving standards established by regulatory authorities, or to obtain timely domestic or foreign regulatory approvals or certificates will restrict our ability to sell our products.

We are subject to environmental laws and other legal requirements that have the potential to subject us to substantial liability and increase our cost of doing business.

         Our properties and business operations are subject to a wide variety of federal, state and local environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances. We may be required to incur substantial costs to comply with current or future legal requirements. In addition, if we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. We believe our properties and business operations are in compliance with applicable environmental laws. We do not anticipate any material capital expenditures for environmental control facilities for the 2001 fiscal year.

We face risks associated with our international operations that could prevent us from marketing and distributing our products internationally.

         Historically, approximately 80% of our sales have been in North America, and we have limited experience in marketing and distributing our products internationally. We intend to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

         In addition, international operations are subject to other risks, including:

     . greater difficulty in accounts receivable collection and longer collection periods;
     . difficulties and costs of staffing and managing foreign operations with personnel who have expertise in fiber optic technology;
     . unexpected changes in regulatory or certification requirements for optical networks; and
     .    political or economic instability.

         A portion of our international revenue and expenses may be denominated in foreign currencies in the future. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in currency hedging activities.

Disruption of our operations at our Chatsworth, California manufacturing facility could require us to lease alternative manufacturing facilities or limit our manufacturing operations.

         All of our manufacturing operations are conducted in our Chatsworth, California headquarters. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, such as earthquakes, fires or floods, or other causes, could require us to cease or limit our manufacturing operations. See "Business - Manufacturing" and "Properties."

Our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisition we may undertake.

         We expect to review opportunities to buy other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets or which may otherwise offer growth opportunities. Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have no experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

     .    problems assimilating the purchased operations, technologies or products;
     .    unanticipated costs associated with the acquisition;
     .    diversion of management's attention from our core business;
     . adverse effects on existing business relationships with suppliers and customers;
     . risks associated with entering markets in which we have no or limited prior experience; and
     .    potential loss of key employees of purchased organizations.

We have business conflicts of interest with Furukawa, the resolution of which may not be as favorable to us as if we were dealing with an unaffiliated third party.

         We have historically relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future. We currently purchase substantially all of our lasers and the majority of our other optical components from Furukawa. We currently have no written agreements with Furukawa with respect to our research and development and supply relationship. We cannot assure you that Furukawa will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components. We believe that our past business dealings with Furukawa and its subsidiaries and affiliates were on terms that were no less favorable than terms that would be available from third parties for similar transactions. We intend to continue to maintain our relationship with Furukawa and Furukawa will continue to control us. The terms of future transactions with Furukawa may or may not be comparable to those that would be available from unaffiliated third parties. See "Related party transactions."

         Conflicts of interest may arise between Furukawa and us in a number of areas, including the nature and quality of services rendered by Furukawa to us, potential competitive business activities, sales or distributions by Furukawa of all or any portion of its ownership interest in us, or Furukawa's ability to control our management and affairs. It is possible that business decisions made by management that are in the best interest of our stockholders may conflict with Furukawa's interests. For example, we may decide to enter into or acquire a line of business competitive with Furukawa, or Furukawa may decide to enter into or acquire a line of business competitive with us. Any of these events may alter or eliminate our ability to rely on Furukawa to supply key components to us in the future, increase our costs of producing our products and result in increased competition in our markets. We cannot assure you that we will be able to resolve any conflicts we may have with Furukawa or, if we are able to do so, that the resolution will be favorable to us.

Furukawa will control the outcome of stockholder voting and there may be an adverse effect on the price of our Class A common stock due to disparate voting rights of our Class A common stock and our Class B common stock.

         Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of December 1, 2000 represented 94.1% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

     .    a change of control, including a merger;
     .    our acquisition or disposition of assets;
     .    our future issuances of common stock or other securities;
     .    our incurrence of debt; and
     .    our payment of dividends on our common stock.

         Our chairman and three other members of our board of directors are also executives of Furukawa. These individuals have obligations to both our company and Furukawa and may have conflicts of interest with respect to matters potentially or actually involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both Furukawa and us.

ITEM 2.       PROPERTIES

         Our corporate headquarters, manufacturing, research and development and sales operations are located in Chatsworth, California, where we own a building of approximately 65,000 square feet. We currently occupy approximately 50,000 square feet of the building and sub-lease approximately 15,000 square feet to an unrelated party. We purchased the property in July 1999 with the proceeds of a $3.3 million term loan that matures in July 2006. The term loan bears interest on amounts outstanding at a per annum rate equal to LIBOR plus 1.80%. The term loan and a revolving credit facility are secured by all of our assets. In addition, we lease small sales facilities under month-to-month leases in Franklin, Massachusetts and Bury St. Edmunds, England and in Richardson, Texas, under a lease that expires in July 2001.

         We believe that our existing space is adequate for our current operations. We plan to acquire additional space to meet our manufacturing requirements in the near future. We believe that suitable replacement and additional spaces will be available in the future on commercially reasonable terms.

ITEM 3.       LEGAL PROCEEDINGS

         On October 15, 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us in the United States District Court for the Northern District of California, seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some claims contained in Methode's U.S. Patents Nos. 5,528,408, 5,717,533, 5,734,558, 5,864,468 and 5,879,173. The '408 and '468
patents are alleged to relate to technology incorporated in our 1x9 pin configuration products, such as our singlemode SONET/SDH transceivers products. These products combine fiber optic transmitters and receivers in one module that conforms to the internationally agreed SONET/SDH telecommunications standard protocol. The '533, '558 and '173 patents are alleged to relate to the technology incorporated in our gigabit interface converter, or GBIC, products, such as our Gigabit Ethernet and Fibre Channel products. Our GBICs products are a type of transceiver.

         On December 17, 1999, we filed an answer to Methode's complaint denying Methode's claims of infringement and asserting a number of defenses, including noninfringement and invalidity of the Methode patents. On June 27, 2000, Methode filed a motion for leave to amend its complaint to add Stratos Lightwave Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff and to allege that we infringe U.S. Reissue Patent No. 36,820 (a reissue of U.S. Patent No. 5,546,281) through certain aspects of our GBIC products. Methode has since withdrawn its motion to amend with respect to the RE '820 Patent. Methode may later seek to amend its complaint again to allege infringement of the claims of the RE '820 Patent, or may later file a separate proceeding against the Company alleging infringement of the reissued patent's claims. For the fiscal year ended September 30, 2000, sales of our 1x9 pin configuration products alleged to infringe the '408 and '468 patents accounted for 38.8% of our total revenue. For the fiscal year ended September 30, 2000, sales of our GBIC products alleged to infringe the '533, '558, '173 and '820 patents represented an immaterial amount of our total revenue.

         This lawsuit is in the early stages. No formal discovery has been conducted, and a portion of the case relating to the claims involving the '408 and '468 patents relating to our 1x9 pin configuration products have been stayed pending the completion of the Patent and Trademark Office's re-examination of the '408 patent. In the re-examination, the Patent and Trademark Office has been requested to reexamine the claims of this patent in view of prior art that was not considered by the Patent Office prior to the patent's issuance.

         We intend to defend ourselves vigorously in this lawsuit. However, the outcome of this lawsuit is uncertain. Our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. We expect to incur greater legal fees and expenses in connection with this lawsuit. If Methode's patents are found to be valid and enforceable and our products are found to infringe, we may be enjoined from manufacturing or selling some of our products, we may be liable for significant monetary damages, and we may have to obtain a license from Methode in order to use its patented technology, any of which could harm our business. If we are required to obtain a license to any of Methode's patents, such license may not be available from Methode on commercially reasonable terms, if at all. See "Business - Risk Factors - If we are unsuccessful in defending against Methode's lawsuit for patent infringement, we may be required to pay significant monetary damages to Methode and may be enjoined from manufacturing and selling some of our products."

         We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceedings that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings threatened or pending against us.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 29, 2000, our sole stockholder approved a resolution by written consent approving and adopting (i) the Optical Communication Products, Inc. 2000 Stock Incentive Plan with 12,121,680 shares of Class A Common Stock initially authorized for issuance under the plan and (ii) the 2000 Employee Stock Purchase Plan with 300,000 shares of Class A Common Stock initially authorized for issuance under the plan.

PART II.

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Market Information

         Our Class A common stock has traded on The Nasdaq National Market under the symbol "OCPI" since November 3, 2000. For the period from November 3, 2000 through December 1, 2000, the range of high and low intra-day sales prices reported on The Nasdaq National Market for our Class A common stock were $23.00 and $9.625, respectively.

Holders

         As of December 1, 2000, there were 61 stockholders of record who held shares of our Class A common stock.

Dividend Policy

         We have not declared or paid any cash dividends on our capital stock since our inception and we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         During the fiscal year ended September 30, 2000, we granted options to purchase a total of 3,621,680 shares of our common stock to our employees at a weighted-average exercise price of $10.28 per share.

         During the fiscal year ended September 30, 2000, 470,000 options to purchase our common stock had been exercised.

         The issuance and exercise of these options were exempt from registration under the Securities Act of 1933, as amended, in reliance on (i) Rule 701 of the Securities Act as securities issued under a written compensatory benefit plan established by us for the participation of our employees, directors, officers or consultants and advisors and (ii) Rule 506 of the Securities Act due to the status of the optionees as accredited investors.

Use of Proceeds from Sales of Registered Securities

         On November 3, 2000, we completed an initial public offering of our Class A common stock. The managing underwriters in the offering were UBS Warburg LLC, J.P. Morgan & Co., U.S. Bancorp Piper Jaffray and Wit SoundView (the "Underwriters"). The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-44862) that was declared effective by the SEC on November 2, 2000. The offering commenced on October 16, 2000. All 12,075,000 shares of Class A Common Stock registered under the Registration Statement were sold at a price of $11.00 per share, which amount includes exercise of the underwriters' over-allotment option of 1,575,000 shares. The aggregate price of the offering amount registered and sold was $132,825,000. In connection with the offering, we paid an aggregate of $9,297,750 in underwriting discounts and commissions to the

 Underwriters. In addition, the following table sets forth the other estimated material expenses incurred in connection with the offering.

       SEC registration fee                                    $ 106,960
       NASD filing fee                                            15,990
       Nasdaq National Market listing fee                         94,000
       Printing and engraving expenses                           300,000
       Legal fees and expenses                                   540,589
       Accounting fees and expenses                              292,925
       Consulting fees and expenses                                 1661
       Roadshow and travel expenses                               48,750
                                                        -----------------
              Total                                          $ 1,400,875


         After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the initial public offering of approximately $122,126,375.

         As of December 1, 2000, we have used the net proceeds from our initial public offering to fund our general operations and invested the balance in interest bearing investment grade instruments. None of the net proceeds from our initial public offering were paid directly or indirectly to any of our directors, officers, partners or affiliates or any of their associates, or any persons or entities owning 10% or more of any class of our equity securities.

ITEM 6.           SELECTED FINANCIAL DATA


                                                Fiscal years ended September 30
Income statement data                  1996       1997       1998        1999       2000
                                            (In thousands, except Per share Data)
----------------------------------------------------------------------------------------

Revenue                             $ 6,747    $10,126    $19,620     $36,036   $101,867
Cost of revenue                       3,726      5,797     11,086      20,860     50,326
                                    -------    -------    -------     -------   --------
Gross profit                          3,021      4,329      8,534      15,176     51,541

Operating Expenses:
  Research and development              342        465        779       1,134      2,527
  Sales and marketing                   373        563        999       1,364      2,943
  General and administrative            847        369        712       1,065      3,877
                                    -------    -------    -------     -------   --------
    Total operating expenses          1,562      1,397      2,490       3,563      9,347

Income from operations                1,459      2,932      6,044      11,613     42,194

Other income (expenses), net             60         62        119         116        305
                                    -------    -------    -------     -------   --------
Income before income taxes            1,519      2,994      6,163      11,729     42,499

Income taxes (benefit)                  529      1,205      2,492       4,693     17,319
                                    -------    -------    -------     -------   --------
Net income                          $   990    $ 1,789    $ 3,671     $ 7,036   $ 25,180

Earnings per share:
  Basic                             $  0.04    $  0.06    $  0.13     $  0.26   $   0.91
  Diluted                           $  0.03    $  0.02    $  0.04     $  0.07   $   0.25

Shares outstanding:
  Basic                              27,247      27,321     27,321     27,348     27,547
  Diluted                            99,788       9,842    100,494    101,132    102,500


                                           September 30
                                  ------------------------------------------------------
                                       1996       1997       1998        1999       2000
Balance sheet data                         (In Thousands)
                                  ------------------------------------------------------

Cash and cash equivalents             $1,195      $1,661    $ 1,863    $ 2,447   $ 3,202
Working capital                        2,582       3,971      7,214     11,970    34,078
Total assets                           4,134       5,970     11,661     26,149    50,426
Long-term portion of debt                --          --         --       2,750     2,296
Stockholders' equity                   2,801       4,384      8,055     15,096    40,373

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Business - Risk Factors" and elsewhere in this Report.

Overview

         We design, manufacture and sell a comprehensive line of high performance, highly reliable fiber optic subsystems and modules for fiber optic transmission systems used to address the bandwidth limitations in metropolitan area networks and high-speed premises networks. Our subsystems and modules include optical transmitters, receivers, transceivers and transponders that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private networks. We began our operations and shipped our first products in November of 1991 and have been profitable since our inception.

         Furukawa beneficially owns all of our outstanding Class B common stock, representing 61.5% of our outstanding shares of common stock and 94.1% of the combined voting power of all of our outstanding common stock. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa for inclusion in our products.

         We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to fiber optic communication equipment manufacturers, directly and through contract manufacturers who incorporate them into systems they assemble for equipment manufacturers. We define our customers as equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. For the fiscal year ended September 30, 2000, our 10 largest customers accounted for approximately 80.2% of our total revenue, with Cisco Systems and Alcatel accounting for approximately 34.2% and 15.3% of our total revenue, respectively. No other customer accounted for more than 10.0% of our total revenue for the fiscal year ended September 30, 2000. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

         In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. This lawsuit is in the early stages and our expenses and other resources expended on this lawsuit have been immaterial to date. Accordingly, the lawsuit has not had a material effect on our business operations. As the lawsuit progresses, we expect to incur greater legal fees and expenses. In addition, the defense of this lawsuit is expected to divert the efforts and attention of our key management and technical personnel. For the fiscal year ended September 30, 2000, sales of our 1x9 products alleged to infringe the Methode patents accounted for 38.8% of our total revenue. Sales of our other products alleged to infringe the Methode patents represented an immaterial amount of our total revenue for the fiscal year ended September 30, 2000. See "Legal Proceedings."

         With the rapid growth of the fiber optic networking industry, our component suppliers have allocated specific quantities of components they will sell to us, which may be insufficient to support our planned growth. In addition, our manufacturing capacity is limited, and we may not be able to increase our capacity at a rate to support our planned growth. We plan to expand our manufacturing capacity at our present facility and expand into additional facilities by the end of 2001. In addition, we plan to increase our manufacturing shifts, increase the automation of our processes, and increase subcontracting of circuit board assemblies to quality offshore subcontractors.

         The average selling prices of our products generally decrease as the products mature from factors such as increased competition, the introduction of new products and increased unit volumes. We anticipate that average selling prices of our existing products will continue to decline in future periods although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce new products that incorporate features that can be sold at higher average selling prices on a timely basis.

         Our cost of revenue consists principally of materials, as well as salaries and related expenses for manufacturing personnel, manufacturing overhead and provisions for obsolete inventory. We purchase several key components for our products from a limited number of suppliers. Due to industry-wide constraints in capacity, some of these component suppliers have placed limits on the number of components they will sell to us. As a result, we have periodically experienced shortages and delivery delays for these materials which has caused us to maintain additional inventory of some limited source components to decrease the risk of shortage. We expect to continue to manage these limitations similarly in the future. As a result, we have excess inventory of these components which leads to higher inventory carrying costs and higher provisions for obsolete inventory. We have not experienced supply constraints from Furukawa.

         Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, cost of developing prototypes, fees paid to consultants and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we intend to expand our internal research and development capabilities in the future to develop new products. As a result, we expect that our research and development expenses in absolute dollar amounts and as a percentage of revenue will increase significantly in future periods.

         Sales and marketing expenses consist primarily of personnel costs, commissions paid to independent manufacturers' representatives, product marketing and promotion costs. We intend to substantially expand our sales and marketing operations and efforts, both domestically and internationally, in order to increase sales and market awareness of our products. In December 1999, we opened a sales office in Franklin, Massachusetts, and in July 2000, we opened sales offices in Bury St. Edmunds, England and Richardson, Texas. We also intend to open additional sales offices in San Jose, California and Ottawa, Canada. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

         General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that, in support of our continued growth and our operations as a public company, general and administrative expenses will continue to increase for the foreseeable future. General and administrative expenses are also likely to be affected in future periods by significant legal fees, stock compensation and expenses incurred in connection with pending litigation.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

                                          Fiscal years ended September 30

                                          1998        1999       2000

Revenue                                      100.0%     100.0%     100.0%
Cost of revenue                               56.5       57.9       49.4
Gross Profit                                  43.5       42.1       50.6

Operating Expenses:
       Research and development                4.0        3.1        2.5
       Sales and marketing                     5.1        3.8        2.9
       General and administrative              3.6        3.0        3.8
Total operating expenses                      12.7        9.9        9.2
Income from operations                        30.8       32.2       41.4
Other income (expenses), net                   0.6        0.3        0.3
Income before income taxes                    31.4       32.5       41.7
Income taxes                                  12.7       13.0       17.0
          Net income                          18.7%      19.5%      24.7%


Fiscal years ended September 30, 2000 and 1999

         Revenue - Revenue increased 182.7% to $101.9 million in the fiscal year ended September 30, 2000 from $36.0 million in the fiscal year ended September 30, 1999. This increase was due substantially to an increase in demand from our existing customers and, to a lesser extent, to an increase in the percentage of our revenue represented by newer products with higher average selling prices, such as our OC-3, OC-12 and OC-48 transceiver products. Sales of our products for metropolitan area networks increased to 84.3% of revenue for the fiscal year ended September 30, 2000 from 60.5% of revenue for the fiscal year ended September 30, 1999. We do not expect that our rate of year-to-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions. We believe that the increase in customer demand for our products in recent years reflects increased demand for components due to growth in the deployment of fiber optic networks worldwide.

         Cost of Revenue - Cost of revenue increased 141.3% to $50.3 million in the fiscal year ended September 30, 2000 from $20.9 million in the fiscal year ended September 30, 1999. Gross margin increased to 50.6% from 42.1% during this period. The increase in gross margin was due to a decrease in labor costs as a percentage of revenue due to higher productivity in our new facility, lower component costs as a percentage of revenue due to higher volume purchases and a decrease in overhead as a percentage of revenue. Provisions for obsolete inventory increased during this period as we increased inventory to maintain a supply of components. We do not expect to maintain current gross margins in future periods as the average selling prices for existing products are expected to decline in response to product introductions by competitors and pressure from significant customers for price concessions.

         Research and Development - Research and development expenses increased 122.8% to $2.5 million in the fiscal year ended September 30, 2000 from $1.1 in the fiscal year ended September 30, 1999. This increase was primarily due to increased recruiting and hiring of engineering personnel, including expenses related to employee benefits and bonuses. We also incurred development costs of $84,000 paid to Furukawa for the automation of our product testing procedure. Research and development as a percentage of revenue decreased to 2.5% from 3.1% over this period because of a significant growth in revenue. We expect research and development expenses to increase significantly as a percentage of revenue as we expand our research and development efforts.

         Sales and Marketing - Sales and marketing expenses increased 115.7% to $3.0 million in the fiscal year ended September 30, 2000 from $1.4 in the fiscal year ended September 30, 1999. This increase was due to increased employee benefits and bonuses, including commissions paid to independent manufacturers' representatives as a result of an increase in the sales of our high-performance subsystems and modules and the addition of a sales office in Franklin, Massachusetts. Sales and marketing expenses as a percentage of revenue decreased to 2.9% from 3.8% over this period because of a significant growth in revenue. We expect that sales and marketing expenses will increase as a percentage of revenue as we expand our sales and marketing efforts.

         General and Administrative - General and administrative expenses increased 264.0% to $3.9 million in the fiscal year ended September 30, 2000 from $1.1 in the fiscal year ended September 30, 1999. This increase was the result of an increase in employee benefits and bonuses, an increase in legal and other professional fees and an increase in reserves to provide for uncollectible receivables. We expect the dollar level of these costs to increase as a result of increased legal fees, accounting costs and other costs associated with being a public company.

         Income Taxes - The provision for income taxes increased 269.0% to $17.3 million in the fiscal year ended September 30, 2000, based on an effective tax rate of 40.8%, from $4.7 million in the fiscal year ended September 30, 1999, based on an effective tax rate of 40.0%.

Fiscal Years Ended September 30, 1999 and 1998

         Revenue - Revenue increased 83.7% to $36.0 million in the fiscal year ended September 30, 1999 from $19.6 million in the fiscal year ended September 30, 1998. This $16.4 million increase was primarily due to an increase in demand from our existing customers and an increase in overall sales of our transceiver products, which carry a higher average selling price, from $10.9 million to $25.2 million during this period. We believe that the increase in customer demand for our products in recent years reflects increased demand for components due to growth in the deployment of fiber optic networks worldwide.

         Cost of Revenue - Cost of revenue increased 88.2% to $20.9 million in the fiscal year ended September 30, 1999 from $11.1 million in the fiscal year ended September 30, 1998 and gross margin decreased to 42.1% from 43.5% during this period due to an increase in the price of components.

         Research and Development - Research and development expenses increased 45.6% to $1.1 million in the fiscal year ended September 30, 1999 from $779,000 in the fiscal year ended September 30, 1998. This increase was due to an increase in the number of personnel, supplies, and equipment dedicated to research and development. Research and development as a percentage of revenue decreased due to a significant growth in revenue.

         Sales and Marketing - Sales and marketing expenses increased 36.5% to $1.4 million in the fiscal year ended September 30, 1999 from $999,000 in the fiscal year ended September 30, 1998. We increased the number of our sales and marketing personnel and commissions paid to independent manufacturers' representatives over this period as a result of an increase in the level of our sales. Sales and marketing expenses as a percentage of revenue decreased because revenue growth has increased significantly.

         General and Administrative - General and administrative expenses increased 49.6% to $1.1 million in the fiscal year ended September 30, 1999 from $712,000 in the fiscal year ended September 30, 1998. This increase was primarily the result of an increase in consulting and accounting fees and a $245,000 increase in the provision for uncollectible receivables.

         Income Taxes - The provision for income taxes increased 88.3% to $4.7 million in the fiscal year ended September 30, 1999 from $2.5 million in the fiscal year ended September 30, 1998, based on effective tax rates of 40.0% and 40.4% during those periods.

Quarterly Results

         The following table sets forth some of our selected financial information for our eight most recent fiscal quarters. In the opinion of our management, this unaudited financial information has been prepared on the same basis as the audited financial information, and includes all adjustments, consisting only of normal recurring adjustments, necessary to present this information fairly when read in conjunction with our financial statements and the related notes contained elsewhere in this Report. These operating results are not necessarily indicative of results of any future period.


                                                   Three-Month Period Ended
                             -------------------------------------------------------------------------------------------------------
                                  Dec. 31,    Mar. 31,   Jun. 30,     Sept. 30,    Dec. 31,     Mar. 31,      Jun. 30,     Sept. 30,
                                      1998        1999       1999         1999        1999         2000          2000          2000
                                                                     (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

Revenue ....................   $   6,474    $   7,244    $   9,607    $  12,711    $  14,785    $  25,279    $  28,997    $   32,806
Cost of revenue ............       3,829        4,549        5,613        6,869        7,911       12,958       13,715        15,742
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ----------
Gross profit ...............       2,645        2,695        3,994        5,842        6,874       12,321       15,282        17,064

Operating Expenses:
  Research and development .         227          270          281          356          406          516          734           871
  Sales and marketing ......         312          302          357          393          510          685          785           963
  General and administrative         189          220          245          411          471          919        1,392         1,095
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ----------
    Total operating expenses         728          792          883        1,160        1,387        2,120        2,911         2,929

Income from operations .....       1,917        1,903        3,111        4,682        5,487       10,201       12,371        14,135

Other income (expenses), net          36           43           43           (6)          19           35           83           168
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ----------
Income before income taxes .       1,953        1,946        3,154        4,676        5,506       10,236       12,454        14,303

Income taxes (benefit) .....         804          799        1,298        1,792        2,244        4,171        5,075         5,829
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ----------
Net income .................   $   1,149    $   1,147    $   1,856    $   2,884    $   3,262    $   6,065    $   7,379    $    8,474
                               =========    =========    =========    =========    =========    =========    =========    ==========
Earnings per share:
  Basic ....................     $  0.04     $   0.04    $    0.07     $   0.11      $  0.12     $   0.22      $  0.27       $  0.30
  Diluted ..................     $  0.01     $   0.01    $    0.02     $   0.03      $  0.03     $   0.06      $  0.07       $  0.09
Shares outstanding:
  Basic ....................      27,321       27,321       27,348       27,401       27,401       27,401       27,515        27,871


  Diluted ..................     101,107      101,107      101,207      101,107      103,022      103,022      103,864      100,092

As a percentage of revenue:
Revenue ....................       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Cost of revenue ............        59.1         62.8         58.4         54.0         53.5         51.3         47.3         48.0
                                 -------      -------      -------      -------      -------      -------      -------      -------
Gross profit ...............        40.9         37.2         41.6         46.0         46.5         48.7         52.7         52.0

Operating Expenses:
  Research and development .         3.5          3.7          2.9          2.8          2.7          2.0          2.5          2.7
  Sales and marketing ......         4.8          4.2          3.7          3.1          3.4          2.7          2.7          2.9
  General and administrative         2.9          3.0          2.6          3.2          3.2          3.6          4.8          3.3
                                 -------      -------      -------      -------      -------      -------      -------      -------
    Total operating expenses        11.2         10.9          9.2          9.1          9.3          8.3         10.0          8.9

Income from operations .....        29.7         26.3         32.4         36.9         37.2         40.4         42.7         43.1

Other income (expenses), net         0.6          0.6          0.4            -          0.1          0.1          0.3          0.5
                                 -------      -------      -------      -------      -------      -------      -------      -------
Income before income taxes .        30.3         26.9         32.8         36.9         37.3         40.5         43.0         43.6

Income taxes (benefit) .....        12.4         11.0         13.5         14.1         15.2         16.5         17.5         17.8
                                 --------     -------      -------      -------      -------      -------      -------      -------
Net income .................        17.9%        15.9%        19.3%        22.8%        22.1%        24.0%        25.5%        25.8%


         These quarterly operating results reflect substantial revenue growth, particularly in the quarter ended March 31, 2000 as compared with the quarter ended December 31, 1999. Revenue increased 71.0% in the quarter ended March 31, 2000 from the previous quarter due to a large number of sales of our newer products with higher average selling prices and our increased manufacturing capacity due to our relocation into our Chatsworth, California facility in November 1999. We do not consider this rate of revenue growth to be sustainable in future periods as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions. Our quarterly operating results also reflect an increase in our gross margin to 52.7% and 52.0% of revenue in the quarters ended June 30, 2000 and September 30, 2000, respectively. We do not expect our future gross margins to exceed the margins that we have achieved in the quarters ended June 30, 2000 and September 30, 2000.

         Research and development expenses reflected in our quarterly operating results range between 2.0% and 3.7% of revenue. We intend to expand our research and development capabilities to develop new products. As a result, we expect that our research and development expenses will increase in absolute dollar amounts and as a percentage of revenue. Sales and marketing expenses ranged between 2.7% and 4.8% of revenue over the quarterly periods between the quarter ended September 30, 1998 and the quarter ended September 30, 2000. Because of our plans to expand our sales and marketing operations, including the addition of two sales offices, we expect our sales and marketing expenses to increase in future periods.

         Our historical operating results have varied significantly, and our future quarterly operating results are likely to continue to vary significantly from period-to-period. We believe that period-to-period comparisons of operating results should not be relied upon as an indicator of our future performance. Some of the factors which could cause our operating results to vary include fluctuations in the demand for and sales of our products, the timing of customer orders, the cancellation of existing orders, competitive factors such as introductions of new products, our ability to develop, introduce and manufacture new products in a timely manner, our ability to control expenses, the availability of components for our products, the mix of our products sold, changes in industry standards and general economic conditions in the communications and related industries.

         The following table sets forth revenue attributable to each of our product groups as a percentage of revenue for the periods presented.


                            Fiscal years ended September 30
                        --------------------------------------
                              1998         1999           2000
                        --------------------------------------
Receivers                    21.5%        16.4%           15.2%

Transceivers                 55.4         70.0            73.4

Transmitters                 15.9         11.5             9.9

Other                         7.2          2.1             1.5
                        --------------------------------------
Revenue                     100.0%       100.0%          100.0%



         We believe the increase in the percentage of sales attributable to our transceiver products during the periods reflected in the table above reflects an overall increase in customer demand for products designed with higher levels of integration, such as transceivers.

Liquidity and Capital Resources

         As of September 30, 2000, our primary source of liquidity was our cash and cash equivalents balance of $3.2 million and $9.3 million of marketable securities which consist primarily of United States notes and treasury bonds. Our unused revolving line of credit totaling approximately $1.0 million provided an additional source of liquidity. Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans. As of September 30, 2000, our working capital was $34.1 million with a current ratio of 3.1. As of September 30, 1999, our working capital was $12.0 million with a current ratio of 2.5. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents and existing loan facilities are expected to be sufficient to fund operations for the next 12 months.

         As of September 30, 2000, we had a $2.8 million balance outstanding under our term loan and no balance outstanding under our $1.0 million revolving line of credit. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California. The revolving credit facility can be used to fund working capital requirements.

         The term loan and our revolving credit facility contain customary covenants, including covenants limiting indebtedness and the disposition of assets. To secure our payment and performance obligations under the term loan we have pledged all of our assets as collateral. The term loan and the revolving credit facility also require that we comply with financial covenants, which require us to maintain our tangible net worth, cash position and revenue at specified levels. Our need to comply with these covenants does not materially affect the operation of our business.

         We have current plans to make capital expenditures totaling $1.3 million, primarily to purchase additional production equipment to continue our manufacturing capacity expansion.

         During the fiscal year ended September 30, 2000 and September 30, 1999, we generated cash flow from operations of $12.9 million and $2.2 million, respectively. The increase in cash generated by operating activities during this period was caused by increased revenue, partially offset by increases in accounts receivable and inventory. For the years ended September 30, 1999 and 1998, we generated net cash flow from operations of $2.2 million and $1.3 million, respectively. The increase in cash generated by operations between the years ended September 30, 1999 and 1998 was caused by increased revenue, partially offset by increased expenditures for parts.

         During the fiscal year ended September 30, 2000 and September 30, 1999, cash used in investing activities was $11.8 million and $4.9 million, respectively. The majority of cash used in investing activities was for capital expenditures for the purchase of property, plant and equipment to expand and automate our manufacturing capacity. In July 1999, we paid approximately $4.5 million for the purchase of our Chatsworth, California facility.

         On November 3, 2000, we completed an initial public offering of our Class A Common Stock. All 12,075,000 shares of Class A Common Stock registered under the Registration Statement were sold at a price of $11.00 per share, which amount includes exercise of the underwriters' over-allotment option of 1,575,000 shares. After deducting the underwriting discounts and commissions and the offering expenses we received net proceeds from the initial public offering of approximately $122,126,375.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. In addition, SFAS No. 133 permits hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We believe that SFAS No. 133 will not have a significant impact on our financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which summarizes views of the Commission staff in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. We believe that our current revenue recognition principles comply with this bulletin.

Inflation

         Inflation has not had a material adverse effect on our results of operations, however, our results of operations may be materially and adversely affected by inflation in the future.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are currently exposed to interest rate risk on our existing term loan and revolving credit facility. Our variable rate debt consists of term loan borrowing of $2.8 million. To date we have not utilized our floating rate debt under the revolving credit facility.

         If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $29,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

         Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Optical Communication Products, Inc. financial statements, schedules and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Directors and Key Employees

         Set forth below is information concerning our directors, executive officers and other key employees. Our board of directors intends in the near future to select at least two additional people who are not our employees and are otherwise independent to serve as directors. We expect that the new directors will replace Messrs. Ghorbanali and Shibata as directors.

Name                              Age        Position(s)
----                              ---        -----------

Muoi Van Tran                     49         Chief Executive Officer, President
                                             and Director
Susie L. Nemeti                   42         Chief Financial Officer, Secretary,
                                             Vice President of Finance and
                                             Administration
Mohammad Ghorbanali               45         Chief Operating Officer, Vice
                                             President of Manufacturing and
                                             Research and Development and
                                             Director
David G. Jenkins                  46         Managing Director of European
                                             Operations
Masato Sakamoto                   53         Chairman of the Board of Directors
Kunihiro Matsubara                56         Director
Yoshihisa Okada                   47         Director
Stewart D. Personick              53         Director
Mitsuyoshi Shibata                47         Director



         Muoi Van Tran co-founded our company and has been our President since September 1994, our Chief Executive Officer since March 1999 and a director since October 1991. Prior to joining us, Dr. Tran was the Director and Vice President of research, development and engineering and Systems Business Unit Manager at PCO, Inc., a manufacturer of fiber optic products, from 1984 to 1991. Dr. Tran was a Member of Technical Staff at TRW ElectroOptic Research Center, a research and development company, from 1981 to 1984 and at Bell Laboratories, a research center, from 1978 to 1981. Dr. Tran was the Technical Program Co-Chair of the 1991 Optical Fiber Communications Conference and General Co-Chair of the jointly-held Optical Fiber Communications and Integrated Optics and Optical Communications Conference in 1993. Dr. Tran has over 25 years of experience in the field of fiber optics, and earned his Ph.D. in electrical engineering from the University of Western Australia.

         Susie L. Nemeti co-founded our company and has been our Chief Financial Officer, Vice President of Finance and Administration and Secretary since November 1991 and a director since September 1996. Prior to joining our company, she was the Manager of Accounting at PCO, Inc., a manufacturer of fiber optic products, from December 1987 to August 1991. Prior to working with PCO, Inc., she worked as a Financial Analyst and Controller for five years in real estate acquisitions and property management. She earned her bachelor of science degree in Business Administration and Accounting from the University of Southern California.

         Mohammad Ghorbanali co-founded our company and has been our Vice President of Manufacturing, Research and Development since November 1991, our Chief Operating Officer since March 1999 and a director since September 1995. He was formerly with PCO, Inc., a manufacturer of fiber optic products, from 1985 to 1991 and 1981 to 1985 at Eaton Corporation, a designer and manufacturer of instrumentation. He has over 15 years experience in the fiber optics field, and earned his bachelor of science degree in electrical engineering as well as his masters degree from San Jose State University.

         David G. Jenkins joined our company as our Managing Director of European Operations in July 2000. Prior to joining our company, from 1989 through July 2000, Dr. Jenkins held several positions with Agilent Technologies and Hewlett Packard, manufacturers of fiber optic equipment, most recently serving as Public Networks Marketing Manager. Dr. Jenkins was the Research and Development Manager/Marketing Manager for BT&D Technologies, a manufacturer of fiber optic equipment, from its inception in 1987 through its sale to Hewlett Packard in 1995. From 1984 to 1986, Dr. Jenkins was a Senior Scientist for Plesscor Optronics Inc., a manufacturer of fiber optic equipment, and from 1978 to 1984, he was the Fiber Optic Research Group Leader for The Plessey Company Ltd., a manufacturer of fiber optic equipment. Dr. Jenkins has over 22 years of experience in the field of fiber optics and earned his Ph.D. in electron microscopy from Oxford University.

         Masato Sakamoto has been our Chairman of the Board of Directors since January 1998. Since July 1996, Mr. Sakamoto has been the President of Furukawa Electric North America, Inc. From October 1989 to June 1996, Mr. Sakamoto was the General Manager of Corporate Planning of mid- to long-term corporate strategy for Furukawa.

         Kunihiro Matsubara has been a director since August 2000. Since January 1997, Mr. Matsubara has been the General Manager of the Fitel Products Division and a director of Furukawa. Between April 1995 and January 1997, Mr. Matsubara was the Deputy General Manager of the Fitel Products Division of Furukawa. Mr. Matsubara holds a masters degree and bachelor of science degree in electrical engineering from Yokohama National University, Japan.

         Yoshihisa Okada has been a director since June 1998. Since April 1998, Mr. Okada has been the General Manager of Strategic Planning in Tokyo for Furukawa. From December 1990 to March 1998, Mr. Okada was the General Manager for European Business Support in London for Furukawa.

         Stewart D. Personick joined our company as a director and member of our audit and compensation committees upon completion of our initial public offering in November 2000. Since September 1998, he has been the E. Warren Colehower Chair Professor of Telecommunications and Information Networking at Drexel University, and the Director of Drexel's Center for Telecommunications and Information Networking. From 1983 to July 1998, Dr. Personick was Vice President at Bell Communication Research, a research and development company. Dr. Personick has been a fellow of the Institute of Electrical and Electronics Engineers since 1983, a fellow of the Optical Society of America since 1988, a member of the U.S. National Academy of Engineering since 1992 and he received the IEEE/OSA John Tyndall Award in 2000. Dr. Personick earned his bachelor of electrical engineering from The City College of New York and his master of science and doctor of science from the Massachusetts Institute of Technology.

         Mitsuyoshi Shibata has been a director since April 1997. Since April 1997, Mr. Shibata has been the General Manager of the Optical Devices Department at Furukawa. From 1977 to 1987, he was an engineer at Furukawa. He holds a bachelor of science degree in metallurgy from Tokyo University.

Board of Directors

         Our board of directors is composed of seven members. Each director currently serves until the next annual meeting of stockholders or until his successor is duly elected and qualified. At each annual meeting of stockholders, the directors' successors will be elected to serve until the next annual meeting of stockholders. In addition, our bylaws provide that the authorized number of directors will be between four and seven, with the exact number to be determined by a majority of our board of directors or stockholders.

Board Committees

         Independent director nominating committee - Our board of directors has established an independent director nominating committee which will nominate and select persons deemed independent to serve as our independent directors. The independent nominating committee is composed of Muoi Van Tran, our Chief Executive Officer and President, and Messrs. Sakamoto and Okada. The independent director nominating committee also has the responsibility to search for and nominate independent director candidates to fill independent director vacancies on our board.

         Audit committee - In October 2000, our board of directors established an audit committee which will be composed of three independent directors. Dr. Personick is currently the only member of the audit committee. The audit committee will generally meet with and consider suggestions from members of management and our internal accounting personnel, as well as our independent accountants, concerning our financial operations.

         The audit committee will also have the responsibility to:

     . review the audit committee charter at least annually and recommend any changes to our board of directors;
     . review our annual financial statements and any other relevant reports or other financial information;
     . review the regular internal financial reports prepared by management and any internal auditing department;
     . recommend to the board of directors the selection of the independent accountants and approve the fees and other compensation to be paid to the independent accountants;
     . review and discuss with the accountants all significant relationships the accountants have with us to determine the accountants' independence;
     . review the performance of the independent accountants and approve any proposed discharge of the independent accountants when circumstances warrant; and
     . following completion of the annual audit, review separately with the independent accountants, the internal auditing department, if any, and management any significant difficulties encountered during the course of the audit.

         Compensation committee - In October 2000, our board of directors established a compensation committee composed of Messrs. Sakamoto and Okada and Dr. Personick. The compensation committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our 2000 Stock Incentive Plan, including the approval of grants under such plan to our employees, consultants and directors, and our 2000 Employee Stock Purchase Plan.

         Our board of directors may establish other committees to facilitate the management of our business.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

         We do not provide cash compensation to any of our directors for serving on our board of directors or for attendance of meetings of committees of the board of directors. Non-employee directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committees of the board of directors. Employee directors are eligible to receive option grants and direct stock issuances under our 2000 Stock Incentive Plan. Non-employee directors will each receive, from time to time, grants of options to purchase a number of shares of our Class A common stock determined by our compensation committee. Those shares will vest upon the optionee's completion of one year of board service measured from the grant date. See "- Stock plans/employee benefit programs."

Compensation Committee Interlocks and Insider Participation

         We did not have a compensation committee or other board committee performing equivalent functions in fiscal 2000. All members of our board of directors in fiscal 2000, including Messrs. Tran and Ghorbanali and Ms. Nemeti, who are also executive officers, participated in deliberations concerning executive officer compensation. No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company other than Furukawa.

Executive Compensation

         The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended September 30, 2000 and 1999 by our Chief Executive Officer and the two other executive officers serving at September 30, 2000.

                                                                                   Long-term
                                                                                  compensation
                                                                                  ------------
                                        Annual compensation
                                        -------------------
                                                                                   Securities
                                                                    Other annual   underlying      All other
  Name and principal position   Year   Salary          Bonus        compensation   options/SAR    compensation
Muoi Van Tran.................. 2000   $ 218,035    $ 1,006,568     $  44,250(1)    1,330,200              --
     Chief Executive Officer
     and President              1999     189,400        306,600        17,700              --              --

Mohammad Ghorbanali............ 2000   $ 175,883    $   823,551     $  43,500(1)    1,088,360              --
     Chief Operating Officer
     and Vice President of
     Manufacturing and
     Research and Development   1999     153,800        250,900        17,400              --              --

Susie L. Nemeti................ 2000   $ 142,715    $   668,247     $  35,500(1)      883,120              --
     Chief Financial Officer,
     Secretary and Vice
     President of Finance and
     Administration             1999     125,600        203,500        14,200              --              --

(1) Estimated.

Option grants in fiscal year ended September 30, 2000

         The following table sets forth information regarding options granted to our executive officers during the fiscal year ended September 30, 2000. We did not grant any stock appreciation rights during the fiscal year ended September 30, 2000. Options were granted at an exercise price equal to the fair market value of our common stock at the date of the grant. In determining the fair market value of our common stock, the board of directors considered various factors, including our financial condition and business prospects, operating results, the absence of a market for the common stock and risks normally associated with investments in companies engaged in similar businesses.



                                                                                               Potential Realizable
                                                                                                 Value at Assumed
                                                                                               Rates of Stock Price
                                            Individual Grants                                    Appreciation for
                                                                                                    Option Term
----------------------------------------------------------------------------------------
                                  Number of       % of Total
                                 Securities        Options       Exercise
                                   Under-         Granted to       Price
                                   lying           Employees        Per
                                  Options          in Fiscal       Share     Expiration
            Name                 Grants (#)             2000     ($/share)      Date          5%($)            10%($)
------------------------------------------------------------------------------------------------------------------------

Muoi Van Tran................    1,330,200             36.7%      $  11.00      8/28/10    $9,202,112       $23,319,958
Mohammad Ghorbanali.........     1,088,360             30.1%      $  11.00      8/28/10    $7,529,101       $19,080,221
Susie L. Nemeti..............      883,120             24.4%      $  11.00      8/28/10    $6,109,284       $15,482,124


         During the fiscal year ended September 30, 2000, we granted options to purchase 3,301,680 shares of our common stock. The term of each option granted is generally 10 years from the date of the grant. Options may terminate before their expiration dates, if the optionee's status as an employee is terminated or upon the optionee's death or disability. Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future Class A common stock prices. These amounts represent assumed rates of appreciation in the value of the Class A common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the Class A common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Aggregate option exercises in fiscal year 2000 and values at September 30, 2000

         The following table sets forth the number and value of unexercised options held by our executive officers at September 30, 2000. There was no public trading market for our Class A common stock as of September 30, 2000. Accordingly, the value of unexercised options has been calculated by subtracting the exercise price from the fair market value of our Class A common stock on September 30, 2000, using our initial public offering price of $11.00 per share as the fair market value, multiplied by the number of shares underlying the option. None of our executive officers exercised options in the fiscal year ended September 30, 2000. All of the options held by our executive officers are fully vested.

                                  Number of shares of Class A
                                    common stock underlying                 Value of unexercised
                                    unexercised options at                  in-the-money options
                                      September 30, 2000                    at September 30, 2000
                              ----------------------------------     -------------------------------------
             Name                Exercisable     Unexercisable         Exercisable ($)    Unexercisable
             ----             ----------------  ----------------     ------------------  -----------------
Muoi Van Tran............          4,631,400          --                $ 36,312,374           --

Mohammad Ghorbanali......          3,252,240          --                $ 34,685,750           --

Susie L. Nemeti..........          1,786,720          --                $ 18,770,585           --

STOCK PLANS/EMPLOYEE BENEFIT PROGRAMS

1992 Stock Option Plan

         Our 1992 Stock Option Plan became effective upon adoption by our board of directors and approval of our stockholders in September 1992. A total of 6,666,680 shares of our Class A common stock were authorized for issuance under our 1992 Stock Option Plan. Options for 1,990,000 shares were issued under the plan. Upon the execution of the underwriting agreement relating to our initial public offering on November 2, 2000, our 1992 Stock Option Plan terminated, and no further option grants may be made under this plan. All options outstanding under this plan will continue to be governed by their existing terms.

2000 Stock Option/Stock Issuance Plan

         Our 2000 Stock Option/Stock Issuance Plan became effective upon adoption by our board of directors and approval of our stockholders in August 2000. A total of 1,000,000 shares of our Class A common stock were authorized for issuance under the 2000 Stock Option/Stock Issuance Plan and 963,600 options were issued under the plan. Of these 963,600 options, 200,000 options were granted to David Jenkins, our Managing Director of European Operations, and 763,600 options to our other employees, all at an exercise price of $11.00 per share.

         Upon the execution of the underwriting agreement relating to our initial public offering on November 2, 2000, our 2000 Stock Option/Stock Issuance Plan terminated, and no option grants may be made under the plan. All options outstanding under the plan will continue to be governed by their existing terms.

2000 Stock Incentive Plan

         Our 2000 Stock Incentive Plan is intended to serve as the successor equity incentive program to our former 2000 Stock Option/Stock Issuance Plan and the 1992 Stock Option Plan. Our 2000 Stock Incentive Plan was adopted by our board and approved by our stockholders on August 29, 2000. The effective date of the plan was November 2, 2000, the date of the underwriting agreement for our initial public offering. At that time, all outstanding options under our predecessor plans were transferred to our 2000 Stock Incentive Plan, and no further option grants will be made under those predecessor plans. The transferred options will continue to be governed by their existing terms, unless our compensation committee elects to extend one or more features of our 2000 Stock Incentive Plan to those options. Except as otherwise noted below, the transferred options have substantially the same terms as will be in effect for grants made under the discretionary option grant program of our 2000 Stock Incentive Plan.

Share Reserve

         A total of 12,121,680 shares of our Class A common stock are currently authorized for issuance under our 2000 Stock Incentive Plan. The share reserve is our estimate of the number of shares carried over from our 2000 Stock Option/Stock Issuance Plan and 1992 Stock Option Plan, plus an additional increase of approximately 5,000,000 shares. No participant in our 2000 Stock Incentive Plan may be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 500,000 shares of our Class A common stock per calendar year.

Equity Incentive Programs

         Our 2000 Stock Incentive Plan is divided into four separate components:

     . the discretionary option grant program, under which eligible individuals in our employ or service may be granted options to purchase shares of our Class A common stock at an exercise price not less than 100% of the fair market value of those shares on the grant date;

     . the stock issuance program, under which individuals may be issued shares of our Class A common stock directly, through the purchase of shares at a price not less than 100% of their fair market value at the time of issuance or as a bonus tied to the attainment of performance milestones or the completion of a specified period of service;

     . the salary investment option grant program, under which our executive officers and other highly compensated employees may be given the opportunity to apply a portion of their base salary to the acquisition of special below-market stock option grants; and

     . the director fee option grant program, under which our independent non-employee board members may be given the opportunity to apply a portion of the directors fees otherwise payable to them in cash each year to the acquisition of special below-market option grants.

Eligibility

         Our officers and other employees, our independent non-employee board members and any consultants we hire are eligible to participate in our 2000 Stock Incentive Plan.

Administration

         Our board of director's compensation committee administers our discretionary option grant program and the stock issuance program. This committee will determine which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when such option grants or stock issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The compensation committee also has the exclusive authority to select the executive officers and other highly compensated employees who may participate in the salary investment option grant program in the event that program is activated for one or more calendar years.

Plan Features

         Our 2000 Plan includes the following features:

     . The exercise price for the shares of our Class A common stock subject to option grants made under our 2000 Stock Incentive Plan may be paid in cash or in shares of our Class A common stock valued at fair market value on the exercise date. The option may also be exercised through a same-day sale program without any cash outlay by the optionee. In addition, the plan administrator may provide financial assistance to one or more optionees in the exercise of their outstanding options or the purchase of their unvested shares by allowing such individuals to deliver a full-recourse, interest-bearing promissory note in payment of the exercise price and any associated withholding taxes incurred in connection with such exercise or purchase.

     . Our board of director's compensation committee will have the authority to cancel outstanding options under the discretionary option grant program, including options transferred from our predecessor plans, in return for the grant of new options for the same or a different number of option shares with an exercise price per share based upon the fair market value of our Class A common stock on the new grant date.

     . Stock appreciation rights are authorized for issuance under the discretionary option grant program. Those rights will provide the holders with the election to surrender their outstanding options for an appreciation distribution from us equal to the fair market value of the vested shares of our Class A common stock subject to the surrendered option, less the aggregate exercise price payable for those shares. That appreciation distribution may be made in cash or in shares of Class A common stock. None of the outstanding options under our predecessor plans contain any stock appreciation rights.

     . The 2000 Stock Incentive Plan will include the following change-in-control provisions which may result in the accelerated vesting of outstanding option grants and stock issuances:

               . If we are acquired by merger or asset sale, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation will automatically accelerate in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation.
               . Our board of director's compensation committee will have complete discretion to structure one or more options under the discretionary option grant program so those options will vest as to all the option shares in the event those options are assumed in the acquisition but the optionee's service with us or the acquiring entity is subsequently terminated. The vesting of outstanding shares under the stock issuance program may be accelerated upon similar terms and conditions.
               . Our board of director's compensation committee will also have the authority to grant options which will immediately vest if we are acquired, whether or not those options are assumed by the successor corporation.
               . The compensation committee may grant options and structure repurchase rights so that the shares subject to those options or repurchase rights will vest in connection with a successful tender offer for more than 50% of our outstanding voting stock or a change in the majority of the members of our board of directors through one or more contested elections for board membership. Such accelerated vesting may occur either at the time of such transaction or upon the subsequent termination of the individual's service.

               . If we were acquired by merger or sale of substantially all of our assets, the options currently outstanding under our 1992 Stock Option Plan would terminate to the extent vested shares were not exercised prior to such event.
               . The options currently outstanding under our 2000 Stock Option/Stock Issuance Plan will immediately vest if we are acquired by merger or sale of substantially all our assets, unless those options are assumed by the acquiring entity or our repurchase rights with respect to any unvested shares subject to those options are assigned to such entity. However, a number of those options also contain special acceleration provision to which the shares subject to those options will immediately vest upon an involuntary termination of the optionee's employment within 18 months following an acquisition in which the repurchase rights with respect to those shares are assigned to the acquiring entity.

Salary Investment Option Grant Program

         If our board of director's compensation committee elects to activate the salary investment option grant program for one or more calendar years, each of our executive officers and other highly compensated employees selected for participation may elect, prior to the start of the calendar year, to reduce his or her base salary for that calendar year by a specified dollar amount not less than $10,000 nor more than $50,000. Each selected individual who files a timely election will automatically be granted, on the first trading day in January of the calendar year for which his or her salary reduction is to be in effect, an option to purchase that number of shares of our Class A common stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of our Class A common stock on the grant date. The option will be exercisable at a price per share equal to one-third of the fair market value of the option shares on the grant date. As a result, the option will be structured so that the fair market value of the option shares on the grant date less the exercise price payable for those shares will be equal to the amount by which the optionee's salary is reduced under the program. The option will become exercisable in a series of 12 equal monthly installments over the calendar year for which the salary reduction is to be in effect.

Director Fee Option Grant Program

         Should the director fee option grant program be activated in the future, each independent non-employee board member will have the opportunity to apply all or a portion of any cash director fees for the year to the acquisition of a below-market option grant. The option grant will automatically be made on the first trading day in January in the year for which the fee would otherwise be payable in cash. The option will have an exercise price per share equal to one-third of the fair market value of the option shares on the grant date, and the number of shares subject to the option will be determined by dividing the amount of the retainer fee applied to the program by two-thirds of the fair market value per share of our Class A common stock on the grant date. As a result, the option will be structured so that the fair market value of the option shares on the grant date less the exercise price payable for those shares will be equal to the portion of the retainer fee applied to that option. The option will become exercisable in a series of 12 equal monthly installments over the calendar year for which the fee election is to be in effect. However, the option will become immediately exercisable for all the option shares upon the optionee's death or disability while serving as a board member.

         Our 2000 Stock Incentive Plan will also have the following features:

               . Outstanding options under the salary investment and director fee option grant programs will immediately vest if we are acquired by a merger or asset sale or if there is a successful tender offer for more than 50% of our outstanding voting stock or a change in the majority of our board of directors through one or more contested elections.

               . Limited stock appreciation rights will automatically be included as part of each grant made under the salary investment option grant program and director fee option grant programs, and these rights may also be granted to one or more officers as part of their option grants under the discretionary option grant program. Options with this feature may be surrendered to us upon the successful completion of a hostile tender offer for more than 50% of our outstanding voting stock. In return for the surrendered option, the optionee will be entitled to a cash distribution from us in an amount per surrendered option share based upon the highest price per share of our Class A common stock paid in that tender offer.

               . Our board of directors may amend or modify the 2000 Stock Incentive Plan at any time, subject to any required stockholder approval. The 2000 Stock Incentive Plan will terminate no later than August 28, 2010.

Employee Stock Purchase Plan

         Our Employee Stock Purchase Plan was adopted by our board of directors in August 2000 and approved by our stockholders in August 2000. The plan became effective upon our initial public offering in November 2000. The plan is designed to allow our eligible employees and the eligible employees of our participating subsidiaries to purchase shares of our Class A common stock, at semi-annual intervals, with their accumulated payroll deductions.

          Share Reserve - 300,000 shares of our Class A common stock is initially reserved for issuance under the plan.

          Offering Periods - The plan will have a series of successive overlapping offering periods, with a new offering period beginning on the first business day of May and November each year. Each offering period will have a duration of 24 months, unless otherwise determined by the compensation committee. However, the initial offering period may have a duration in excess of 24 months and will start on the date of the underwriting agreement for our initial public offering and will end on the last business day in October 2002. The next offering period will start on the first business day in May 2001 and will end on the last business day of April 2003.

         Eligible Employees - Individuals scheduled to work more than 20 hours per week for more than 5 calendar months per year may join an offering period on the start date of that period. However, employees may participate in only one offering period at a time.

         Payroll Deductions - A participant may contribute up to 15% of his or her cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the semi-annual purchase date. Semi-annual purchase dates will occur on the last business day of April and October each year, April 30, 2001 will be the first purchase date. A participant may not purchase more than 500 shares on any purchase date, and not more than 75,000 shares may be purchased in total by all participants on any purchase date. Our board of director's compensation committee will have the authority to change these limitations for any subsequent offering period.

       Change in Control - Should we be acquired by merger or sale of substantially all of our assets or more than 50% of our voting securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition. The purchase price in effect for each participant will be equal to 85% of the market value per share on the start date of the offering period in which the participant is enrolled at the time the acquisition occurs or, if lower, 85% of the fair market value per share immediately prior to the acquisition.

         Plan Provisions - The following provisions will also be in effect under the plan:

               . The plan will terminate no later than the last business day of October 2010.

               . Our board of directors may at any time amend, suspend or discontinue the plan. However, amendments may require stockholder approval.

401(k) Retirement Plan

         We adopted a Cash or Deferred Profit Sharing Plan Trust 401(k) plan effective October 1, 1996. The plan covers all full-time employees on our payroll who are at least 21 years of age. Employees become eligible to participate in the plan after they have worked for at least 12 months, commencing on the date of hire. The plan provides for voluntary employee contributions of 20% of their annual pre-tax compensation, subject to the maximum limit allowed by the Internal Revenue Service guidelines, which is currently $10,500 annually. We may make matching contributions to each participating employee based on his or her voluntary contributions to the plan up to a maximum of $500 per year. Our matching contributions to the plan are subject to vesting at the rate of 20% per year beginning after the employee's second year of employment with us. The plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the plan, and income earned on the plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions by us, if any, will be deductible by us when made. The trustee under the plan, at the discretion of each participant, invests the employee contributions to the plan in selected investment options. For the plan year ended December 31, 1999, we made matching contributions of approximately $22,700 to the plan.

         We may also make, in our discretion, annual profit sharing contributions on behalf of eligible employees. Each employee who is a plan participant on the last day of the plan year and who has completed at least 1,000 hours of service during the year is entitled to a share of any profit sharing contribution we make for the plan year. Our profit sharing contributions are subject to vesting at the rate of 20% per year beginning after the employee's second year of employment with us. Our profit sharing contributions to the plan for the plan year ended December 31, 1999 were approximately $276,700.

Employment Agreements

         We entered into employment agreements in November 1999 with each of Messrs. Tran and Ghorbanali, and Ms. Nemeti. Under these agreements, Mr. Tran's annual base salary is $199,281, Mr. Ghorbanali's annual base salary is $163,047 and Ms. Nemeti's base salary is $132,300. Annual bonuses may be paid to the executives at the discretion of our board of directors. These agreements may be terminated by us without cause, and for any reason whatsoever, upon 30 days' notice. Under Messrs. Tran and Ghorbanali's agreements, if we decide not to renew their agreement, the executive will be entitled to receive an amount equal to their base salary and benefits at the time of termination for a period of one year from the date of termination. The agreements can also be terminated upon mutual written consent of both the executive and us, at which time the executive is entitled to receive payment of an amount equal to his or her base salary and benefits at the time of termination for a period of six months from the date of termination. If we decide not to renew Ms. Nemeti's agreement, she will be entitled to receive an amount equal to her base salary and benefits at the time of termination for a period of six months from the date of termination. If we mutually agree with Ms. Nemeti to terminate her agreement, she is entitled to receive an amount equal to her base salary and benefits at the time of termination for a period of three months from the date of termination. No other severance provisions are provided. We would have no further obligations to pay any further compensation or benefits whatsoever. These agreements are automatically renewed on an annual basis, with the base salary subject to annual review by the board of directors, but in no event will the executives' minimum compensation be reduced below the annual base salary for the prior year.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our Class A Common Stock and Class B Common Stock as of December 1, 2000 for each of the following persons:

     .    all executive officers;
     .    all current and proposed directors;
     . and each person who is known by us to own beneficially five percent or more of our common stock.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 1, 2000. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Optical Communication Products, Inc., 20961 Knapp Street, Chatsworth, California 91311.

                                                                                              Percentage of
                                                                      Number of shares     shares beneficially
                                                                     beneficially owned           owned
                                                                  ------------------------------------------------
Named executive officers and directors:

    Muoi Van Tran  (1)............................................          18,740,160                   16.7%
    Susie L. Nemeti (2)...........................................           5,649,480                    5.2
    Mohammad Ghorbanali (3).......................................          12,387,160                   11.2
    Masato Sakamoto (4)...........................................          66,000,000                   61.5
    Kunihiro Matsubara (4)........................................          66,000,000                   61.5
    Yoshihisa Okada (4)...........................................          66,000,000                   61.5
    Stewart D. Personick..........................................                  --                     --
    Mitsuyoshi Shibata (4)........................................          66,000,000                   61.5

    Other 5% Stockholders:
    Furukawa Electric North America, Inc, (5).....................          66,000,000                   61.5
         900 Lafayette Street, Suite 506
             Santa Clara, CA  95050

    All directors and executive officers as a group (8 persons)(6)         102,776,800                   95.7%

---------------------------

(1) Includes 8,428,760 shares of our Class A common stock held by Muoi Van Tran and Tracy Tam Trang, as Co-Trustees of the Tran Family Trust dated June 26, 1997, 2,100,000 shares of our Class A common stock held by Muoi Van Tran, as trustee of The Muoi Van Tran 2000 Trust dated October 1, 2000 for the benefit of Mr. Tran's family, 2,100,000 shares of our Class A common stock held by Mr. Tran's spouse, Tracy Tam Trang, as trustee of The Tracy Tam Trang 2000 Trust dated October 1, 2000 for the benefit of Mr. Tran's family, 700,000 shares of Class A common stock held by Muoi Van Tran, as trustee of The Muoi Van Tran Trust dated October 1, 2000 for the benefit of Mr. Tran's family, 700,000 shares of Class A common stock held by Mr. Tran's spouse, Tracy Tam Trang, as trustee of The Tracy Tam Trang Trust dated October 1, 2000 for the benefit of Mr. Tran's family, 40,000 shares of Class A common stock held by Muoi Van Tran and Tracy Tam Trang, as co-trustees of the Tiffany Tam Tran Irrevocable Trust dated October 1, 2000 for the benefit of Mr. Tran's child, 40,000 shares of Class A common stock held by Muoi Van Tran and Tracy Tam Trang, as co-trustees of the Nicholas Nam Tran Irrevocable Trust dated October 1, 2000 for the benefit of Mr. Tran's child, and options to purchase 4,631,400 shares of our Class A common stock at a weighted average exercise price of $3.16 per share, all of which are presently exercisable.

(2) Includes 400,000 shares of our Class A common stock held by Susie Nemeti, as trustee of the Susie Nemeti 2000 Trust dated October 1, 2000 for the benefit of Ms. Nemeti's child, and 400,000 shares of our Class A common stock held by Ms. Nemeti's spouse, Attila Nemeti, as trustee of the Attila Nemeti 2000 Trust dated October 1, 2000 for the benefit of Ms. Nemeti's child, and options to purchase 883,120 shares of our Class A common stock at an exercise price of $11.00 per share, all of which are presently exercisable.

(3) Includes 5,000,000 shares of our Class A common stock held by Mohammad Ghorbanali, as trustee of the Mohammad Ghorbanali 2000 Trust dated October 1, 2000 for the benefit of Mr. Ghorbanali's family, 30,000 shares of our Class A common stock held by Mohammad Ghorbanali, as trustee of the Navid Ghorbanali Irrevocable Trust dated October 1, 2000 for the benefit of Mr. Ghorbanali's child, 30,000 shares of our Class A common stock held by Mohammad Ghorbanali, as trustee of the Negar Ghorbanali Irrevocable Trust dated October 1, 2000 for the benefit of Mr. Ghorbanali's child, and options to purchase 3,252,240 shares of our Class A common stock at a weighted average exercise price of $3.68 per share, all of which are presently exercisable.

(4) Consists of 66,000,000 shares of our Class B common stock held by Furukawa Electric North America, Inc. Mr. Sakamoto is the President of Furukawa Electric North America, Inc. Mr. Matsubara is a director and the General Manager of the Fitel Products Division of The Furukawa Electric Co., Ltd. Mr. Okada is the General Manager of Strategic Planning for The Furukawa Electric Co., Ltd. Mr. Shibata is the General Manager of the Optical Devices Department at The Furukawa Electric Co., Ltd. Messrs. Sakamoto, Matsubara, Okada and Shibata disclaim beneficial ownership of these shares.

(5) Consists of 66,000,000 shares of our Class B common stock.

(6) Includes options to purchase 8,766,760 shares of our Class A common stock at a weighted average exercise price of $4.14 per share, all of which are presently exercisable, and 66,000,000 shares of our Class B common stock.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have worked closely with Furukawa, our majority stockholder, in the past, and we intend to continue to work closely with Furukawa in the future. We believe that our business dealings with Furukawa and its subsidiaries and affiliates were on terms that were no less favorable than terms that would be available from unrelated third parties for similar transactions. See "Business - Risk factors - Risks related to our relationship with Furukawa."

         We purchase substantially all of our lasers and the majority of our other optical components from Furukawa and its related parties in the regular course of our business. We also sell some of our subsystems and modules in the regular course of our business to Furukawa and several of its subsidiaries and affiliates. Our purchases from these related parties amounted to $21,779,000, $8,416,000 and $2,706,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Our sales to these related parties amounted to $1,126,000, $611,000 and $911,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Accounts receivable due to us from our related parties were $42,000 and $52,000 at September 30, 2000 and 1999, respectively. Accounts payable to our related parties were $5,175,000 and $3,184,000 at September 30, 2000 and 1999, respectively. In addition, we paid $69,000 in management fees to Furukawa for consulting and advisory services on management issues for the year ended September 30, 1999. In July 2000, we entered into a short-term development contract with Furukawa to assist us in the purchase, system design, operation, study and execution of new equipment orders to automate our product testing operations. We paid Furukawa $84,000 in exchange for their services under the contract, which was completed in July 2000.

         Some of our directors are also executives of Furukawa. Mr. Sakamoto is the President of Furukawa Electric North America, Inc., a wholly-owned subsidiary of Furukawa. Mr. Matsubara is the General Manager of the Fitel Products Division of Furukawa. Mr. Okada is the General Manager of Strategic Planning for Furukawa and Mr. Shibata is the General Manager of Optical Devices Department of Furukawa.

         We have entered into a registration rights agreement with Furukawa which includes demand registration rights, piggy-back registration rights and other standard rights and limitations. The registration rights agreement provides that Furukawa may not demand a registration prior to one year from the closing of our initial public offering in November 2000 and also provides that Furukawa will not purchase any shares of our Class A common stock for 180 days following the closing of our initial public offering. In addition to the limitations set forth in the registration rights agreement, Furukawa has agreed not to sell any of its shares of our common stock for a period of 180 days following the date of our initial public offering without the prior written consent of UBS Warburg LLC.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this Report:

            1. Financial Statements. The following financial statements of Optical Communication Products, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:


                                                                                                       Page
                                                                                                       ----
 Optical Communication Products Financial Statements
------------------------------------------------------
Independent Auditors' Report ........................................................................   F-2
Balance Sheets at September 30, 2000 and 1999 .......................................................   F-3
Statements of Income for each of the three years in the period ended September 30, 2000 .............   F-4
Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2000   F-5
Statements of Cash Flows for each of the three years in the period ended September 30, 2000 .........   F-6
Notes to Financial Statements .......................................................................   F-7



            2. Financial Statement Schedule. The following financial statement schedule of Optical Communication Products, Inc. is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

          Schedule II- Valuation and Qualifying Accounts
       For the Year Ended September 30, 1998, 1999 and 2000



Description                                        Balance at       Additions
                                                   beginning of     charged to     Deductions-       Balance at end
                                     Period        period           expense        recoveries          of period
Allowance for Doubtful Accounts       1998          165,000                         (113,000)             52,000
                                      1999           52,000           267,000        (22,000)            297,000
                                      2000          297,000         1,480,000              -           1,777,000

Reserve for Obsolete Inventory        1998          148,000           194,000                            342,000
                                      1999          342,000           510,000                            852,000
                                      2000          852,000           928,000                          1,780,000

Warranty Reserve                      1998           92,000            96,000        (48,000)            140,000
                                      1999          140,000           133,000        (20,000)            253,000
                                      2000          253,000           173,000        (19,000)            407,000

            3. Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

 Number         Description
--------------------------------------------------------------------------------
3.1*            Amended and Restated Certificate of Incorporation
3.2*            Bylaws
4.1             See Exhibits 3.1 and 3.2 for provisions of the Certificate of
                Incorporation and Bylaws for the Registrant defining the rights of holders of common stock of the Registrant
4.2*            Specimen Stock Certificate
4.3 *           Standstill and Registration Rights Agreement, dated as of
                October 26, 2000, by and between the Registrant and The Furukawa
                Electric Co., Ltd.
10.1*           2000 Stock Incentive Plan
10.2*           Employee Stock Purchase Plan
10.3*           Form of Indemnification Agreement
10.5*           Employment Agreement, dated November 1, 1999, by and between the
                Registrant and Muoi Van Tran, as currently in effect
10.6*           Employment Agreement, dated November 1, 1999, by and between the
                Registrant and Mohammad Ghorbanali, as currently in effect
10.7*           Employment Agreement, dated November 1, 1999, by and between the Registrant and Susie L. Nemeti, as currently in effect
10.8*           Form of Stock Option Agreement, dated August 29, 2000, by and between the Registrant and each of Muoi Van Tran, Mohammad
                Ghorbanali and Susie L. Nemeti (including a schedule of
                substantially identical terms)
10.9*           Form of Stock Option Agreement, dated June 28, 1993, by and between the Registrant and each of Muoi Van Tran, Mohammad
                Ghorbanali and Susie L. Nemeti (including a schedule of
                substantially identical terms)
21.1*           List of Subsidiaries of the Registrant
23.1            Consent of Deloitte & Touche LLP
27.1            Financial Data Schedule

* This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective November 2, 2000 (File No. 333-44862) under the same exhibit number, and is incorporated by reference herein.


     (b)          Reports on Form 8-K:

                  None.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on the 12th day of December, 2000.

                                         Optical Communication Products, Inc.

                                         By:      /s/ Muoi Van Tran
                                            ------------------------------
                                            Name:  Muoi Van Tran
                                            Title: President and Chief
                                                   Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint Muoi Van Tran his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                    Title                             Date
---------                    -----                             ----

/s/ Masato Sakamoto          Chairman of the Board of          December 12, 2000
                             Directors

/s/ Muoi Van Tran            Chief Executive Officer,          December 12, 2000
                             President and Director
                            (principal executive officer)

/s/ Susie L. Nemeti          Chief Financial Officer           December 12, 2000
                             (principal financial and
                              accounting oficer)

/s/ Mohammad Ghorbanali      Director                          December 12, 2000

/s/ Kunihiro Matsubara       Director                          December 12, 2000

/s/ Yoshihisa Okada          Director                          December 12, 2000

/s/ Stewart D. Personick     Director                          December 12, 2000

/s/ Mitsuyoshi Shibata       Director                          December 12, 2000

INDEPENDENT AUDITORS' REPORT

         To the Board of Directors of Optical Communication Products, Inc.:

         We have audited the accompanying balance sheets of Optical Communication Products, Inc. (the "Company") as of September 30, 1999 and 2000, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 16. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         Deloitte & Touche LLP,

         Los Angeles, California

         November 14, 2000

OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
SEPTEMBER 30, 1999 AND 2000 (in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                                                September 30,
                                                                              -----------------
                                                                                1999      2000
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $ 2,447   $ 3,202
  Marketable securities                                                           497     9,280
  Accounts receivable less allowance for doubtful accounts:
   $ 297 - 1999 and $1,777 - 2000                                               8,185    20,031
  Inventories, net                                                              8,308    16,018
  Deferred income taxes                                                           662     1,808
  Prepaid expenses and other current assets                                        81        87
                                                                              -------   -------
         Total current assets                                                  20,180    50,426

PROPERTY, PLANT, AND EQUIPMENT, Net                                             5,940     8,190

OTHER ASSETS                                                                       29       460
                                                                              -------   -------
TOTAL                                                                         $26,149   $59,076
                                                                              =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                           $   471   $   471
  Accounts payable                                                              2,138     4,036
  Accounts payable to related parties                                           3,184     5,175
  Accrued bonus                                                                 1,038     3,042
  Other accrued expenses                                                        1,125     2,057
  Income taxes payable                                                            254     1,567
                                                                              -------   -------
         Total current liabilities                                              8,210    16,348
                                                                              -------   -------
LONG-TERM DEBT                                                                  2,750     2,296
                                                                              -------   -------
DEFERRED INCOME TAXES                                                              93        59
                                                                              -------   -------
COMMITMENTS AND CONTINGENCIES

                                                                                                 Pro Forma
                                                                                                Subsequent
                                                                                                   Event
                                                                                                 (Note 13)
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, no par value; 70,000,000
   shares authorized, 66,000,000 shares issued and outstanding
   at 1999 and 2000                                                             1,650     1,650
  Common stock, no par value; 150,000,000 shares authorized,
   27,401,440 shares issued and outstanding at1999 and
   27,871,440 issued and outstanding at 2000                                      172       269
  Class A - common stock, $.001 par value; 200,000,000 shares authorized, 27,871,440 shares issued and outstanding at 2000
   (pro forma                                                                                          28
  Class B - common stock $.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at 2000
    (pro forma)                                                                                        66
   Additional paid-in capital (pro forma)                                                           1,825
   Retained earnings                                                           13,274    38,454    38,454
                                                                              -------   -------   -------
        Total stockholders' equity                                             15,096    40,373    40,373
                                                                              -------   -------   -------
TOTAL                                                                         $26,149   $59,076   $59,076
                                                                              =======   =======   =======

See notes to financial statements.

OPTICAL COMMUNICATION PRODUCTION

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1998, 1999, AND 2000 (In thousands, except share and per share data)
--------------------------------------------------------------------------------

                                              1998          1999         2000

REVENUE                                    $    19,620    $  36,036   $ 101,867

COST OF REVENUE                                 11,086       20,860      50,326
                                           -----------    ---------   ---------
GROSS PROFIT                                     8,534       15,176      51,541
                                           -----------    ---------   ---------
EXPENSES:
   Research and development                        779        1,134       2,527
   Selling and marketing                           999        1,364       2,943
   General and administrative                      712        1,065       3,877
                                           -----------    ---------   ---------
     Total expenses                              2,490        3,563       9,347
                                           -----------    ---------   ---------
INCOME FROM OPERATIONS                           6,044       11,613      42,194
                                           -----------    ---------   ---------

OTHER INCOME (EXPENSE):
   Interest income                                 121          149         410
   Interest expense                                (2)         (60)       (249)
   Other income (expense)                                        27         144
                                           -----------    ---------   ---------
OTHER INCOME, Net                                  119          116         305
                                           -----------    ---------   ---------

INCOME BEFORE INCOME TAXES                       6,163       11,729      42,499

INCOME TAXES                                     2,492        4,693      17,319
                                           -----------    ---------   ---------
NET INCOME                                 $     3,671    $   7,036   $  25,180
                                           ===========    =========   =========

BASIC EARNINGS PER SHARE                   $      0.13    $    0.26   $    0.91

DILUTED EARNINGS PER SHARE                 $      0.04    $    0.07   $    0.25

BASIC SHARES OUTSTANDING                        27,321       27,348      27,547

DILUTED SHARES OUTSTANDING                     100,494      101,132     102,500

PRO FORMA (Note 13):
   Basic earnings per share                               $    0.08   $    0.27
   Diluted earnings per share                             $    0.07   $    0.25
   Basic shares outstanding                                  93,348      93,547
   Diluted shares outstanding                               101,132     102,500

See notes to financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1999, AND 2000 (In thousands, except share data)
--------------------------------------------------------------------------------

                                               Preferred Stock            Common Stock        Paid-in    Retained
                                           ----------------------   -----------------------
                                             Shares      Amount       Shares        Amount    Capital    Earnings      Total
BALANCE, OCTOBER 1, 1997                   66,000,000   $   1,650   27,321,440     $    167   $     -    $    2,567  $    4,384

   Net income                                                                                                 3,671      3 ,671
                                           ----------   ---------   ----------     --------   -------    ----------  ----------
BALANCE, SEPTEMBER 30, 1998                66,000,000       1,650   27,321,440          167                   6,238       8,055

   Net income                                                                                                 7,036       7,036
   Issuance of common stock for exercise
     of options                                                         80,000            5                                   5
                                           ----------   ---------   ----------     --------   -------    ----------  ----------

BALANCE, SEPTEMBER 30, 1999                66,000,000       1,650   27,401,440          172                  13,274      15,096

   Net income                                                                                                25,180      25,180
   Issuance of common stock for exercise
     of options                                                        470,000           97                                  97
                                           ----------   ---------   ----------     --------   -------    ----------  ----------
BALANCE, JUNE 30, 2000                     66,000,000   $   1,650   27,871,440     $    269   $     -    $   38,454  $   40,373
                                           ==========   =========   ==========     ========   =======    ==========  ==========

See notes to financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1999, AND 2000 (in thousands)
--------------------------------------------------------------------------------

                                                                       1998       1999      2000
OPERATING ACTIVITIES:
   Net income                                                        $  3,671   $  7,036  $  25,180
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                      163        305        722
        Changes in operating assets and liabilities:
             Accounts receivable, net                                  (2,304)    (4,010)   (11,846)
             Inventories, net                                          (2,208)    (4,924)    (7,710)
             Deferred income taxes                                        (35)      (348)    (1,180)
             Prepaid expense and other current assets                     (48)         1         (6)
             Other assets                                                            (10)      (431)
             Accounts payable                                             193      1,645      1,898
             Accounts payable to related parties                        1,439      1,318      1,991
             Accrued bonuses                                              383        508      2,004
             Other accrued expenses                                       386        436        932
             Income taxes payable                                        (323)       279      1,313
                                                                     --------  ---------   --------
               Net cash provided by operating activities                1,317      2,236     12,867
                                                                     --------  ---------   --------

INVESTING ACTIVITIES:
   Purchase of marketable securities                                   (2,810)    (1,508)   (12,783)
   Sales of marketable securities                                       2,326      2,000      4,000
   Purchase of property, plant and equipment                             (631)    (5,370)    (2,972)
                                                                     --------  ---------   --------
               Net cash used in investing activities                   (1,115)    (4,878)   (11,755)
                                                                     --------  ---------   --------
FINANCING ACTIVITIES:
   Proceeds from long term debt                                            --      3,300
   Principal payments on long term debt                                    --        (79)      (454)
   Issuance of common stock                                                --          5         97
                                                                     --------  ---------   --------
               Net cash provided by (used in) financing activities         --      3,226       (357)
                                                                     --------  ---------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 202        584        755

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            1,661      1,863      2,447
                                                                     --------  ---------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $  1,863  $   2,447   $  3,202
                                                                     ========  =========   ========
SUPPLEMENTAL CASH FLOW INFORMATION - Cash paid during the year for:

          Interest                                                   $     --  $      48   $    239
          Income taxes                                                  2,497      4,710     17,158

See notes to financial statements.

                     OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.   GENERAL INFORMATION

The accompanying financial statements of Optical Communication Products, Inc., a California corporation (the "Company") reflect the results of its operations for the years ended September 30, 1998, 1999 and 2000. The Company's operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owns 70.3% of the Company's capital stock at September 30, 2000 (see Note 13). After our initial public offering on November 3, 2000, Furukawa's ownership of the Company became 61.5%.

Operations

The Company operates in one industry segment, which includes the design and manufacture of fiber optic components. The Company's products consist of optical transmitters, receivers, transceivers and transponders, which convert electronic signals into optical signals and back to electronic signals. Many of the Company's major customers purchase through contract manufacturers. Contract manufacturers purchase on behalf of the Company's major customers and to their specifications. Revenue from the Company's three largest direct sale customers, which include contract manufacturers or major end user customers, amounted to 23.8%, 15.3%, and 12.1%, respectively for the year ended September 30, 2000. One direct sale customer amounted to 21.7% and 10.8% of revenue in 1998 and 1999, respectively.

2.   SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.

Marketable Securities

Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because the Company has the intent and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, net of an allowance for obsolescence.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to thirty-nine years, using the straight-line method.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. There have been no impairment charges recorded by the Company.

Income Taxes

Income taxes are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the

Company's financial statements or tax returns. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

Earnings per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the as-if-converted method for the Company's preferred shares and the treasury stock method for stock options.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment, as shipments are FOB shipping point, assuming collectibility of the resulting receivable is probable. Sales returns and warranty claims are not material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which summarizes views of the Commission staff in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with this bulletin.

Research and Development Costs

Costs associated with the development of new products are charged to expense when incurred.

Preferred and Common Stock

At September 30, 2000, the Company had one class of no par common stock and no par Series A preferred stock, which converted into common stock upon the effectiveness of the Company's initial public offering ("IPO") (see Note 13).

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Fair Value of Financial Instruments

The recorded values of accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded value of long-term debt and other liabilities approximate fair value, as interest is tied to market rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, placed with high credit quality institutions, and accounts receivable. The Company sells products and extends credit to customers, primarily in the United States, and periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses. Accounts receivable from the Company's four largest customers amounted to $3,340,000, $2,915,000, $2,420,000 and $2,418,000 at September 30, 2000,
respectively. Accounts receivable from the Company's largest customer amounted to $1,095,000 at September 30, 1999.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a Company for making operating decisions and assessing financial performance.

             The Company's chief executive officer ("CEO") and chief financial officer ("CFO") are its chief operating decision makers. The financial information the CEO and CFO review is identical to the information presented in the accompanying financial statements. The Company has determined that it operates in one reportable segment, which includes the design and manufacture of fiber optic components. The Company does not have foreign operations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. In addition, SFAS No. 133 permits hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that SFAS No. 133, as amended, will not have a significant impact on its financial statements.

3.   INVENTORIES

          Inventories, net consist of the following:

                                                   September 30,
                                                 -----------------
                                                   1999      2000
                                                   (in thousands)

          Raw materials                          $ 4,427    $ 8,351
          Work-in-process                          4,563      9,019
          Finished goods                             170        428
                                                 -------    -------

                                                   9,160     17,798
          Less allowance for obsolete inventory      852      1,780
                                                 -------    -------
          Inventories, net                       $ 8,308    $16,018
                                                 =======    =======

4.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following:

                                                 September 30,       Useful
                                               -----------------
                                                 1999     2000        Lives
                                                  (in thousands)

          Land                                 $  1,345 $  1,345
          Buildings and improvements              3,352    3,801    39 years
          Machinery and equipment                 1,824    4,045     5 years
          Furniture and fixtures                     58      168     5 years
          Computer hardware and software            175      368     3 years
                                               -------- --------

                                                  6,754    9,727
          Less accumulated depreciation             814    1,537
                                               -------- --------
                                               $  5,940 $  8,190
                                               ======== ========

5.   LONG-TERM DEBT

          On July 15, 1999, the Company entered into a term loan for $3.3 million and a revolving credit facility agreement with Manufacturer's Bank. The term loan was used to fund the purchase of the Company's land and building located in Chatsworth, California. The credit limit of the revolving credit facility is $1.0 million. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals based on the Company's election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.80%. The term loan and the revolving credit facility are secured by all of the Company's assets. The term loan is paid in monthly installments and matures on July 15, 2006 and revolving credit facility expires on July 3, 2001. No amounts have been borrowed against the revolving credit facility.

          The term loan and the revolving credit facility also require compliance with specified financial covenants, including interest coverage ratios and indebtedness to total capital ratios and other covenants.

          Long-term debt at September 30, 1999 and 2000 consists of the following:

                                                                   1999    2000
                                                                  (in thousands)

          Term loan due July, 2006 (8.42% at September 30, 2000)  $3,221  $2,767
          Less current portion                                       471     471
                                                                  ------  ------
          Long-term debt, less current portion                    $2,750  $2,296
                                                                  ======  ======

          Long-term debt maturities as of September 30, 2000 consist of the following:

          Fiscal 2001                                                 $  471
          Fiscal 2002                                                    471
          Fiscal 2003                                                    471
          Fiscal 2004                                                    471
          Fiscal 2005                                                    471
          Thereafter                                                     412
                                                                      ------
                                                                      $2,767
                                                                      ======

6.   EARNINGS PER SHARE

        The following is a calculation of the basic and diluted earnings per share ("EPS"):

          Weighted average common shares
           outstanding                            27,321    27,348     27,547
                                                --------  --------   --------

          Total                                 $   0.13  $   0.26   $   0.91
                                                ========  ========   ========

          Diluted EPS:
          Income attributable to common
            stockholders                        $  3,671  $  7,036   $ 25,180
          Preferred stock dividends               -         -          -
                                                --------  --------   --------

          Total                                 $  3,671  $  7,036   $ 25,180
                                                ========  =========  ========

          Weighted average common shares
            outstanding                           27,321    27,348     27,547
          Convertible preferred stock             66,000    66,000     66,000
          Common stock options                     7,173     7,784      8,953
                                                --------  --------   --------

          Diluted shares outstanding             100,494   101,132    102,500
                                                ========  ========   ========

          Diluted EPS                           $   0.04  $   0.07   $   0.25
                                                ========  ========   ========

7.   COMMITMENTS AND CONTINGENCIES

          Operating Leases - The Company leases certain facilities. Lease payments are made monthly. The Company's leases are renewable either monthly or annually. Rent expense for these leases for the years ended September 30, 1998, 1999 and 2000 was $92,000, $105,000 and $13,000,
          respectively. The Company rented its operating facilities in Chatsworth, California prior to purchasing the land and building in fiscal year 1999.

          Legal Proceedings - The Company is involved in litigation arising in the ordinary course of its business. On October 15, 1999, Methode Electronics, Inc. ("Methode") filed a lawsuit against the Company and Infineon Technologies Corporation in the United States District Court for the Northern District of California, seeking unspecified damages, injunctive relief, attorneys' fees and costs arising from the alleged infringement of Methode's U.S. patents. On December 17, 1999, the Company filed an answer to the complaint denying the claims of infringement against the Company and asserting a number of defenses, including invalidity of the Methode patents. The lawsuit is in the very early stages and no formal discovery has been conducted. Further, claims involving patents related to certain products have been stayed pending completion of Patent and Trademark Office reexamination of the patent. Because of the very early stage of this litigation, the Company and legal counsel are unable to predict the outcome. An unfavorable resolution of this lawsuit could have a material adverse impact on the Company.

8.   STOCKHOLDERS' EQUITY

          Convertible Preferred Stock - The Company's Series A preferred stock is convertible on a one-to-one basis into common stock (see Note 13).

          Stock Options - In September 1992, the Company's Board of Directors approved a stock option plan for the issuance of 6,666,680 shares of the Company's common stock to certain key employees. This plan provides that options may have a term of up to 10 years, and become exercisable and vest in annual increments of 25 percent per year over four years. In addition, key executives were granted 9,670,360 founders' stock options, which were separate from the Company's stock option plan and are fully vested. All options were granted at fair value.

          On August 29, 2000, the Board of Directors approved the 2000 Stock Incentive Plan. Upon the effectiveness of the Company's IPO, options from the 1992 plan transferred to the 2000 plan. The 2000 plan provides that options may have a term of up to 10 years, and become exercisable and vest in increments. The normal vesting is 25 percent per year over four years. However, the vesting period can vary.

          There were 3,597,152 options available for future grant under the Company's 1992 stock option plan at September 30, 2000. Stock option activity, including the options granted outside the plan, is as follows:

                                                                                             Weighted
                                                          Number          Exercise Price      Average
                                                        of Options          per Option     Exercise Price
          Options outstanding - September 30, 1997       7,708,680      $0.00025 to $ 0.10     $ 0.02
             Options granted                             1,380,000                    0.19       0.19
                                                        ----------      ------------------     ------
          Options outstanding - September 30, 1998       9,088,680       0.00025 to   0.19       0.04
             Options granted                               760,000                    0.39       0.39
             Options exercised                             (80,000)                   0.06       0.06
             Options canceled                             (160,000)         0.06 to   0.19        0.1
                                                        ----------      ------------------     ------
          Options outstanding - September 30, 1999       9,608,680       0.00025 to   0.39       0.07
             Options granted                             3,621,680          2.88 to  11.00      10.28
             Options exercised                            (470,000)         0.10 to   0.19       0.18
             Options canceled                             (570,000)         0.10 to   0.39       0.25
                                                        ----------      ------------------     ------
          Options outstanding - September 30, 2000      12,190,360      $0.00025 to $11.00     $ 3.09
                                                        ==========      ==================     ======

The following table summarizes information regarding options outstanding at September 30, 2000.

                                                                                         September
                                        Options Outstanding                         Options Exercisable
                         ----------------------------------------------------    --------------------------
                                              Remaining
           Number            Range of      Contractual Life      Average                        Average
          Outstanding    Exercise Prices       In Years        Exercise Price      Options   Exercise Price
           6,368,680     $       0.00025         2.74            $   0.00025      6,368,680     $ 0.00025
              40,000                0.01         1.25                   0.01         40,000          0.01
             680,000          0.06-.0.07         5.07                   0.07        680,000          0.07
             380,000                0.10         6.72                   0.10        312,917          0.10
             540,000                0.19         7.75                   0.19        303,750          0.19
             560,000                0.39         8.75                   0.39        175,000          0.39
             320,000                2.88         9.34                   2.88              -          2.88
           3,301,680               11.00         9.91                  11.00      3,301,680         11.00
          ----------     ---------------       ------            -----------     ----------     ---------
          12,190,360     $0.00025-$11.00       $ 5.61            $      3.09     11,182,027     $    3.27
          ==========     ===============       ======            ===========     ==========     =========

          All stock options are granted at the fair market value of the Company's common stock at the grant date. The weighted averages estimated fair value of options granted in 1998, 1999 and 2000 was $0.19, $0.39 and $1.58.

          The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been:

                                        Year Ended September 30,
                                        ------------------------
                                           1999         2000
                                          (in thousands, except
                                            per share amounts)

          Net Income:
             As reported                 $  7,036     $   25,180
             Pro forma                   $  7,002     $   19,714
          Basic earnings per share
             As reported                 $   0.26     $     0.91
             Pro forma                   $   0.08     $     0.72
          Diluted earnings per share
             As reported                 $   0.07     $     0.25
             Pro forma                   $   0.07     $     0.19

          The fair value of each option grant estimated on the date of grant used to compute pro forma net income and pro forma income per share is estimated using the Black-Scholes option pricing model. The following assumptions were used in completing the model:

                                              September 30,
                                        ------------------------
                                         1998    1999      2000

          Dividend yield                    0%      0%        0%
          Expected volatility              30%     30%       30%
          Risk-free rate of return       5.59%   5.84%     6.33%
          Expected life (years)             4       4      1.27

9.   PROFIT SHARING PLAN

          The Company has a deferred cash and profit sharing plan covering all employees, subject to certain participation and vesting requirements. The plan provides that the Company will partially match employee contributions or provide discretionary contributions up to a certain amount. Total contributions by the Company were $151,000, $299,000 and $957,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

10.  INCOME TAXES

          The components of income tax expense are as follows:

                                                                         Year Ended September 30,
                                                                    --------------------------------
                                                                     1998         1999        2000
                                                                            (in thousands)

          Current:
             Federal                                                 $2,007     $  3,960    $ 14,495
             State                                                      520        1,081       4,004
                                                                     ------     --------    --------

          Total current                                              $2,527        5,041      18,499
                                                                     ------     --------    --------
          Deferred:
             Federal                                                    (26)        (273)       (933)
             State                                                       (9)         (75)       (247)
                                                                     ------     --------    --------

          Total deferred                                                (35)        (348)     (1,180)
                                                                     ------     --------    --------

          Provision for income taxes                                 $2,492     $  4,693    $ 17,319
                                                                     ======     ========    ========

          The components of deferred tax assets (liabilities) are as follows:

                                                                                      September 30,
                                                                                    ---------------
                                                                                     1999    2000
                                                                                    (in thousands)

          Allowance for doubtful accounts                                         $  130      $  780
          Uniform capitalization and obsolete inventory                              409         747
          Accumulated depreciation                                                   (56)        (59)
          Warranty expense                                                            75         179
          Other                                                                       11         102
                                                                                  ------      ------
          Net deferred tax asset                                                  $  569      $1,749
                                                                                  ======      ======

          A reconciliation of the Company's provision for income taxes to the U.S. federal statutory rate is as follows (in thousands):

                                                                  Year Ended September 30,
                                            -----------------------------------------------------------
                                                    1998                1999                 2000
                                            -----------------    -----------------     ----------------
                                             Amount      %        Amount       %        Amount       %
          Provision for income taxes
             at statutory rate                $2,157    35.0%    $ 4,105      35.0%    $ 14,875    35.0%
          State taxes, net of federal
             benefit                             337     5.5         654       5.6        2,442     5.7
          Other                                   (2)   (0.1)        (66)     (0.6)           2     0.1
                                              ------    ----     -------      ----     --------    ----
                                              $2,492    40.4%    $ 4,693      40.0%    $ 17,319    40.8%
                                              ======    ====     =======      ====     ========    ====

11.  RELATED PARTY TRANSACTIONS

          The Company is a subsidiary of Furukawa Electric North America, which is a wholly owned subsidiary of Furukawa. The Company's related party transactions occur between itself and other Furukawa owned subsidiaries and affiliates.

          The Company sells fiber optic components and purchases raw materials from some of these entities in the regular course of business. Sales of fiber optic subsystems and modules to related parties amounted to $911,000, $611,000 and $1,126,000 for the years ended September 30,
          1998, 1999 and 2000, respectively. Purchases of raw materials from related parties amounted to $2,706,000, $8,416,000 and $21,779,000 for the years ended September 30, 1998, 1999 and 2000, respectively. Accounts receivable due from related parties were $52,000 and $42,000 at September 30, 1999 and 2000, respectively. Accounts payable to related parties were $3,184,000 and $5,175,000 at September 30, 1999 and 2000, respectively. The Company paid $34,000 and $69,000 in management fees to Furukawa for consulting and advisory services on management issues for the years ending September 30 1998 and 1999, respectively. No management fees were paid in the fiscal year ended September 30, 2000.

12.  SEGMENT AND GEOGRAPHIC INFORMATION

          The Company operates in one reportable segment, which includes the design and manufacture of fiber optic subsystems and modules. The following are summaries of sales to geographic areas based on the location of the entity purchasing the Company's products and sales for each of the products within the segment:

                                                    September 30,
                                           ------------------------------
                                             1998       1999        2000
                                                   (in thousands)

          Revenues by geographical area:
             United States                 $ 13,647   $ 24,439   $ 78,866
             Canada                           2,384      5,371      8,418
             Israel                           1,720      2,951     11,003
             Europe                           1,096      2,567      2,770
             Other                              773        708        810
                                           --------   --------   --------

                                           $ 19,620   $ 36,036   $101,867
                                           ========   ========   ========
          Sales by Product:
             Receivers                     $  4,222   $  5,913   $ 15,503
             Transceivers                    10,872     25,226     74,737
             Transmitters                     3,115      4,157     10,135
             Other                            1,411        740      1,492
                                           --------   --------   --------

                                           $ 19,620   $ 36,036   $101,867
                                           ========   ========   ========

13.  SUBSEQUENT EVENT- INITIAL PUBLIC OFFERING AND CONVERSION OF STOCK

          Initial Public Offering - On November 3, 2000, the Company completed its initial public offering of 12,075,000 newly issued shares of Class A common stock, which includes the exercise of the underwriters' over-allotment option of 1,575,000 shares, at an offering price of $11.00. Proceeds from the offering were $123,572,000 net of underwriting discounts and commissions.

          Preferred and Common Stock - Approximately upon the date the Company's IPO became effective, the Company reincorporated in Delaware and created two new classes of common stock with a par value of $0.001 per share. All of the Company's outstanding shares of common stock and convertible preferred stock automatically converted into shares of Class A and Class B common stock, respectively. The effects of this conversion are shown pro-forma on the face of the balance sheet.

          Holders of new Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matter submitted to a vote of the stockholders. Furukawa owns all of the Company's outstanding Class B common stock.