Form 10-Q
period 2000-12-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2001-02-14
CIK 1122668

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   FORM 10-Q

                       [X]  QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

                                       or

                      [ ]  TRANSITION REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ____________________ to ____________________

                        Commission file number 000-31861


                      OPTICAL COMMUNICATION PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)
                              ____________________


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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     As of December 31, 2000, there were approximately 41,380,040 shares of Class A Common Stock outstanding.

================================================================================

                      Optical communication products, INC.

                           INDEX TO FORM 10-Q FOR THE
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                                                                                        PAGE
                                PART I.  FINANCIAL INFORMATION

Item 1.                              Financial Statements

          Balance Sheets as of December 31, 2000 (unaudited) and September 30, 2000..         1
          Statements of Income for the Three Months Ended December 31, 2000 and               2
          1999 (unaudited)..........................................................
          Statements of Cash Flows for the Three Months Ended December 31, 2000 and           3
          1999 (unaudited)..........................................................
          Notes to Financial Statements (unaudited).................................          4

Item 2.   Management's Discussion and Analysis of Financial Conditions and Results            7
          of Operations.............................................................

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.................         22

                  PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings.........................................................         24

Item 2.   Changes in Securities and Use of Proceeds.................................         25

Item 3.   Defaults Upon Senior Securities...........................................         25

Item 4.   Submission of Matters to a Vote of Security Holders.......................         25

Item 5.   Other Information.........................................................         25

Item 6.   Exhibits and Reports on Form 8-K..........................................         25

Signature ..........................................................................         27

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
OPTICAL COMMUNICATION PRODUCTS, INC.
--------------------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands)

                                                                                           December 31,              September 30,
                                                                                               2000                     2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $ 80,373                  $ 3,202
  Marketable securities                                                                         64,272                    9,280
  Accounts receivable less allowance for doubtful accounts:                                     24,454                   20,031
   $1,926 at December 31, 2000  and $1,777 at September 30, 2000
  Inventories, net                                                                              22,406                   16,018
  Deferred income taxes                                                                          1,808                    1,808
  Prepaid expenses and other current assets                                                        455                       87
                                                                                               -------                  -------

             Total current assets                                                              193,768                   50,426

PROPERTY, PLANT AND EQUIPMENT, Net                                                               8,423                    8,190
OTHER ASSETS                                                                                         9                      460
                                                                                              --------                  -------
TOTAL                                                                                         $202,200                  $59,076
                                                                                              ========                  =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                           $    471                  $   471
  Accounts payable                                                                               5,796                    4,036
  Accounts payable to related parties                                                            8,477                    5,175
  Accrued expenses                                                                               4,775                    5,099
  Income taxes payable                                                                           7,081                    1,567
                                                                                              --------                  -------

              Total current liabilities                                                         26,600                   16,348
                                                                                              --------                  -------

LONG-TERM DEBT                                                                                   2,179                    2,296
                                                                                              --------                  -------

DEFERRED INCOME TAXES                                                                               59                       59
                                                                                              --------                  -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, no par value; 70,000,000 shares authorized,                                                1,650
    66,000,000 shares issued and outstanding at September 30, 2000
  Common stock, no par value; 150,000,000 shares authorized,
    27,871,440 issued and outstanding at September 30, 2000                                                                 269
  Class A - common stock, $.001 par value; 200,000,000 shares
    authorized, 41,380,040 shares issued and outstanding at December 31, 2000                       41
  Class B - common stock $.001 par value; 66,000,000 shares authorized,
    66,000,000 shares issued and outstanding at December 31, 2000                                   66
  Additional paid-in capital                                                                   123,980
  Retained earnings                                                                             49,275                   38,454
                                                                                               -------                  -------

          Total stockholders' equity                                                           173,362                   40,373
                                                                                              --------                  -------

TOTAL                                                                                         $202,200                  $59,076
                                                                                              ========                  =======

OPTICAL COMMUNICATION PRODUCTS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF INCOME

(In thousands, except per share data)

                                                                                            Three Months Ended December 31
                                                                                     --------------------------------------------
                                                                                       2000                               1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Unaudited)
REVENUE                                                                               $ 41,853                           $ 14,785
COST OF REVENUE                                                                         21,986                              7,911
                                                                                      --------                           --------

GROSS PROFIT                                                                            19,867                              6,874
                                                                                      --------                           --------

EXPENSES:
        Research and development                                                           676                                406
        Selling and marketing                                                            1,290                                510
        General and administrative                                                       1,011                                471
                                                                                      --------                           --------

Total expenses                                                                           2,977                              1,387
                                                                                      --------                           --------

INCOME FROM OPERATIONS                                                                  16,890                              5,487
                                                                                      --------                           --------

OTHER INCOME (EXPENSE):
         Interest income                                                                 1,166                                 41
         Interest expense                                                                  (57)                               (58)
         Other income                                                                       36                                 36
                                                                                      --------                           --------

OTHER INCOME, Net                                                                        1,145                                 19
                                                                                      --------                           --------

INCOME BEFORE INCOME TAXES                                                              18,035                              5,506

INCOME TAXES                                                                             7,214                              2,244

                                                                                      --------                           --------
NET INCOME                                                                            $ 10,821                           $  3,262
                                                                                      ========                           ========

BASIC EARNINGS PER SHARE                                                              $   0.14                           $   0.12
                                                                                      ========                           ========

DILUTED EARNINGS PER SHARE                                                            $   0.10                           $   0.03
                                                                                      ========                           ========

BASIC SHARES OUTSTANDING                                                                78,039                             27,401
                                                                                      ========                           ========

DILUTED SHARES OUTSTANDING                                                             107,838                            103,022
                                                                                      ========                           ========


OPTICAL COMMUNICATION PRODUCTS, INC
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                    Three Months Ended December 31
                                                                                  -------------------------------------
                                                                                    2000                      1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
Operating Activities:
Income                                                                                   $ 10,821             $ 3,262
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                                             243                 195
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                            (4,423)             (2,342)
       Inventories, net                                                                    (6,388)             (2,628)
       Deferred income taxes                                                                    -                  40
       Prepaid expense and other current assets                                              (368)                  5
       Other assets                                                                             -                  29
       Accounts payable                                                                     1,760               1,396
       Accounts payable to related parties                                                  3,302               1,855
       Accrued expenses                                                                      (324)               (645)
       Income taxes payable                                                                 5,514               2,355
                                                                                         --------             --------


Net cash provided by operating activities                                                  10,137               3,522
                                                                                         --------             -------

Investing Activities:
Purchase of marketable securities                                                         (69,492)               (997)
Sales of marketable securities                                                             14,500                 500
Purchase of property, plant and equipment                                                    (476)               (891)
                                                                                         --------            --------


Net cash used in investing activities                                                     (55,468)             (1,388)
                                                                                         --------             -------

Financing Activities:
Principal payments on long-term debt                                                         (117)               (139)
Issuance of common stock                                                                  122,619                   0
                                                                                         --------             -------

Net cash provided by (used in) financing activities                                       122,502                (139)
                                                                                         --------             -------

Increase in cash and cash equivalents                                                      77,171               1,995
                                                                                         --------             -------

Cash and cash equivalents, beginning of year                                                3,202               2,447
                                                                                         --------             --------


Cash and cash equivalents end of period                                                  $ 80,373             $ 4,442
                                                                                         ========             =======


Supplemental disclosures of cash flow information:

   Cash paid during the year for:
     Interest                                                                                  57                  58
     Income taxes                                                                           1,700                 102


NOTES TO FINANCIAL STATEMENTS (Unaudited)


1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of December 31, 2000 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2000. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. The Company's operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of Furukawa Electric Company, Ltd. Of Japan ("Furukawa"). Furukawa beneficially owned 61.5% of the Company's common stock at December 31, 2000.

2. INCOME TAXES

     Income taxes for the three months ended December 31, 1999 and 2000 have been recorded at the Company's estimated effective tax rate for the year.

3.    INVENTORIES

     Inventories consist of the following:

                                           December 31,      September 30,
                                           ------------      -------------
                                               2000               2000
                                           (Unaudited)
                                                    (in thousands)
-------------------------------------------------------------------------

Raw materials                                $11,491              $ 8,351
Work-in-process                               11,791                9,019
Finished goods                                 1,114                  428
                                             -------              -------
                                              24,396               17,798
Allowance for obsolete inventory               1,990                1,780
                                             -------              -------
Inventories, net                             $22,406              $16,018
                                             =======              =======



4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                  December 31,   September 30,    Useful
                                  ------------   -------------    Lives
                                     2000            2000
                                  (Unaudited)
                                         (in thousands)
-------------------------------------------------------------------------
Land                                   $ 1,345           $1,345
Buildings and improvements               3,801            3,801  39 years
Machinery and equipment                  4,481            4,045  5 years
Furnitures and fixtures                    179              168  5 years
Computer hardware and software             397              368  3 years
                                       -------           ------
                                        10,203            9,727
Less accumulated depreciation            1,780            1,537
                                       -------           ------
                                       $ 8,423           $8,190
                                       =======           ======


5.  EARNINGS PER SHARE

     The following is a calculation of basic and diluted earnings per share ("EPS"):

                                                        Three Months Ended
                                                 ----------------------------------------
                                                 December 31, 2000      December 31, 1999
                                                  (in thousands, except per share data)
-----------------------------------------------------------------------------------------
Basic EPS:
      Income attributable to common stockholders       $ 10,821              $  3,262
      Weighted average common shares outstanding         78,039                27,401
                                                       --------              --------
Basic EPS                                              $   0.14              $   0.12
                                                       ========              ========

Diluted EPS:
      Income attributable to common stockholders       $ 10,821              $  3,262

Weighted average common shares outstanding               78,039                27,401
Weighted average preferred stock                         24,391                66,000
Common stock options                                      5,408                 9,621
                                                       --------              --------
Diluted shares outstanding                              107,838               103,022
                                                       ========              ========
Diluted EPS                                            $   0.10              $   0.03
                                                       ========              ========

6.   COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

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

7. STOCKHOLDERS' EQUITY

     Initial Public Offering

     On November 3, 2000, the Company completed its initial public offering of 12,075,000 newly issued shares of Class A common stock, which includes the exercise of the underwriters' over-allotment option of 1,575,000 shares, at an offering prices of $11.00 per share. Proceeds from the offering were $122,126,000, net of expenses, underwriting discounts and commissions.

     Preferred and Common Stock

     Shortly after the date the Company's IPO became effective, the Company reincorporated in Delaware and created two new classes of common stock with a par value of $0.001 per share. All of the Company's outstanding shares of common stock and convertible preferred stock automatically converted into shares of Class A and Class B common stock, respectively.

     Holders of new Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all of the Company's outstanding Class B common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed below in this Report under "Risk Factors" and elsewhere in this Report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on December 15, 2000.

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

   We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to fiber optic communication equipment manufacturers, directly and through contract manufacturers who incorporate them into systems they assemble for equipment manufacturers. We define our customers as equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. For the quarter ended December 31, 2000, our 10 largest customers accounted for approximately 81.6% of our total revenue, with Cisco Systems and Alcatel accounting for approximately 38.5% and 15.3% of our total revenue, respectively. No other customer accounted for more than 10.0% of our total revenue for the quarter ended December 31, 2000. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

   In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. This lawsuit is in the early stages and our expenses and other resources expended on this lawsuit have been immaterial to date. Accordingly, the lawsuit has not had a material effect on our business operations. As the lawsuit progresses, we expect to incur greater legal fees and expenses. In addition, the defense of this lawsuit is expected to divert the efforts and attention of our key management and technical personnel. For the quarter ended December 31, 2000, sales of our 1x9 products alleged to infringe the Methode patents accounted for approximately 41.0% of our total revenue. Sales of our other products alleged to infringe the Methode patents represented an immaterial amount of our total revenue for the quarter ended December 31, 2000. See "Legal Proceedings."

   With the rapid growth of the fiber optic networking industry, our component suppliers have allocated specific quantities of components they will sell to us, which may be insufficient to support our planned growth. In addition, our manufacturing capacity is limited, and we may not be able to increase our capacity at a rate to support our planned growth. We plan to continue to expand our manufacturing capacity at our present facility and expand into additional facilities by the end of 2001. In addition, we plan to increase the automation of our processes, and increase subcontracting of circuit board assemblies to quality offshore subcontractors.

   The average selling prices of our products as they mature, generally decrease due to factors such as increased competition, the introduction of new products and increased unit volumes. We anticipate that average selling prices of our existing products will continue to decline in future periods although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce new products that incorporate features that can be sold at higher average selling prices on a timely basis.

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

Results of Operations

   Revenue - Revenue increased 183.1% to $41.9 million in the quarter ended December 31, 2000 from $14.8 million in the quarter ended December 31, 1999. This increase was due substantially to an increase in demand from our existing customers and, to a lesser extent, to an increase in the percentage of our revenue represented by newer products with higher average selling prices, such as our OC-3, OC-12 and OC-48 transceiver products. Sales of our products for metropolitan area networks increased to 88.4% of revenue for the quarter ended December 31, 2000 from 71.0% of revenue for the quarter ended December 31, 1999. We do not expect that our rate of year-to-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions. We believe that the increase in customer demand for our products in recent years reflects increased demand for components due to growth in the deployment of fiber optic networks worldwide.

   Cost of Revenue - Cost of revenue increased 177.9% to $22.0 million in the quarter ended December 31, 2000 from $7.9 million in the quarter ended December 31, 1999. Gross margin increased to 47.5% from 46.5% during this period. The increase in gross margin was due to a decrease in labor costs as a percentage of revenue due to higher productivity in our new facility and a decrease in overhead as a percentage of revenue. We do not expect to maintain current gross margins in future periods as the average selling prices for existing products are expected to decline in response to product introductions by competitors and pressure from significant customers for price concessions.

   Research and Development - Research and development expenses increased 66.5% to $676,000 in the quarter ended December 31, 2000 from $406,000 in the quarter ended December 31, 1999. This increase was primarily due to increased recruiting and hiring of engineering personnel. Research and development as a percentage of revenue decreased to 1.6% from 2.7% over this period because of a significant growth in revenue. We expect research and development expenses to increase significantly in absolute dollars and as a percentage of revenue as we expand our research and development efforts.

   Sales and Marketing - Sales and marketing expenses increased 152.9% to $1.3 million in the quarter ended December 31, 2000 from $510,000 in the quarter ended December 31, 1999. This increase was primarily due to increased recruiting and hiring of sales personnel, addition of sales offices in December 1999 in Franklin, Massachusetts, and in July 2000 in Bury St. Edmunds, England and Richardson, Texas. We also paid increased commissions to independent manufacturers' representatives as a result of an increase in the sales of our high-performance subsystems and modules in geographic regions with pre-existing manufacturers' representatives. Sales and marketing expenses as a percentage of revenue decreased to 3.1% from 3.5% over this period because of a significant growth in revenue. We expect that sales and marketing expenses will increase in absolute dollars and as a percentage of revenue as we expand our sales and marketing efforts.

   General and Administrative - General and administrative expenses increased 114.6% to $1.0 million in the quarter ended December 31, 2000 from $471,000 in the quarter ended December 31, 1999. This increase was the result of an increase in hiring of finance personnel and an increase in legal and other professional fees. We expect the dollar level of these costs to increase as a result of increased legal fees, accounting costs and other costs associated with being a public company.

   Income Taxes - The provision for income taxes increased 221.5% to $7.2 million in the quarter ended December 31, 2000, based on an effective tax rate of 40.0%, from $2.2 million in the quarter ended December 31, 1999, based on an effective tax rate of 41.0%.

Liquidity and Capital Resources

   As of December 31, 2000, our primary source of liquidity was our cash and cash equivalents balance of $80.4 million and $64.3 million of marketable securities which consist primarily of United States Treasury notes and bonds. Our unused revolving line of credit totaling approximately $1.0 million provided an additional source of liquidity. Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A Common Stock which we completed on November 3, 2000. As of December 31, 2000, our working capital was $167.2 million with a current ratio of 7.3. As of December 31, 1999, our working capital was $14.8 million with a current ratio of 2.2. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents and existing loan facilities are expected to be sufficient to fund operations for the next 12 months.

   As of December 31, 2000, we had a $2.7 million balance outstanding under our term loan and no balance outstanding under our $1.0 million revolving line of credit. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California. The revolving credit facility can be used to fund working capital requirements.

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

   We have current plans to make capital expenditures totaling $1.0 million, primarily to purchase additional production equipment to continue our manufacturing capacity expansion.

   During the quarters ended December 31, 2000 and 1999, we generated cash flow from operations of $10.1 million and $3.5 million, respectively. The increase in cash generated by operating activities during this period was caused by increased revenue, partially offset by increases in accounts receivable and inventory.

   During the quarters ended December 31, 2000 and 1999, cash used in investing activities was $55.5 million and $1.4 million, respectively. The majority of cash used in investing activities was for the purchase of marketable securities and of manufacturing equipment.

   During the quarter ended December 31, 2000, cash provided by financing activities was $122.5 million due to the completion of our initial public offering. On November 3, 2000, we completed the initial public offering of our Class A Common Stock. All 12,075,000 shares of Class A Common Stock registered under the Registration Statement were sold at a price of $11.00 per share, which amount includes exercise of the underwriters' over-allotment option of 1,575,000 shares. After deducting the underwriting discounts and commissions and the offering expenses we received net proceeds from the initial public offering of approximately $122,126,000.

RISK FACTORS

   You should carefully consider the following risks before you decide to buy shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

   We define our customers as fiber optic communication equipment manufacturers who have purchased our products directly or have ordered our products for incorporation into systems produced by contract manufacturers. Fiber optic communication equipment manufacturers make the purchasing decisions on substantially all of the products we sell through contract manufacturers. For the quarter ended December 31, 2000, our 10 largest customers accounted for approximately 81.6% of our total revenue, with Cisco Systems and Alcatel (including sales to their contract manufacturers) accounting for approximately 38.5% and 15.3% of our total revenue, respectively. For financial reporting purposes, we consider our customers to be contract manufacturers and fiber optic communications equipment manufacturers who place purchase orders with us or otherwise purchase our products directly. For the quarter ended December 31, 2000, revenue from our three largest direct sales customers, Flextronics, Alcatel and Solectron, accounted for 28.0%, 15.3% and 11.5%, respectively. We expect our dependence on revenue from a small number of customers to continue. We cannot assure you that we will be able to retain our significant customers or that we will be able to attract additional customers.

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

   Our historical quarterly operating results have varied significantly, and our future quarterly operating results are likely to continue to vary significantly from period to period. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. Some of the factors which could cause our operating results to vary include:

   . fluctuations in demand for, and sales of, our products, which is dependent on the implementation of fiber optic networks;
   . the timing of customer orders, particularly from our significant customers . competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors, the entry of new competitors into the fiber optic subsystems and modules market and pricing pressures;
   .  our ability to control expenses;
   .  the mix of our products sold; and
   .  economic conditions specific to the communications and related industries.

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

   All of our manufacturing operations are conducted at our Chatsworth, California headquarters. In order to meet increasing customer demand for our products, we must expand our manufacturing capacity. In this regard, we plan to expand our manufacturing capacity at our Chatsworth, California facility. In addition, we expect that we will fully utilize our current manufacturing capacity and will need to purchase or lease additional manufacturing space by the end of 2001. The expansion of our manufacturing capacity at different facilities will be expensive and will require management's time. We have declined to accept, and we have lost orders in the past, and we may decline or lose orders in the future if we do not have access to sufficient manufacturing capacity. We intend to hire, train and manage significant numbers of additional manufacturing personnel in order to increase our manufacturing capacity. There are numerous risks associated with rapidly increasing manufacturing capacity, including:

   . our inability to procure and install the necessary manufacturing equipment . a lack of qualified manufacturing personnel;
   .  difficulties achieving adequate yields from new manufacturing lines;
   . our inability to match future order volumes with capacity; and . difficulties associated with managing and coordinating disparate geographic manufacturing facilities, which may arise in the future.

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

       Methode has amended its complaint to add Stratos Lightwave Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff and to allege that we infringe a sixth patent, which purportedly relates to certain aspects of our GBIC products. Methode has since withdrawn its motion to amend with respect to the sixth patent, though Methode remains free to reassert the claim at a later time, whether in the current action or in a separate proceeding. For the quarter ended December 31, 2000, sales of our 1x9 pin configuration products alleged to infringe the Methode patents accounted for 41.0% of our total revenue. Sales of our products alleged to infringe the other Methode patents represented an immaterial amount of our total revenue for the quarter ended December 31, 2000.

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

IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO MAINTAIN AND EXPAND OUR BUSINESS.

       Our success depends on our ability to effectively manage the growth of our operations. We have significantly expanded our operations over the past several years and expect to continue to increase the scope of our operations for the foreseeable future. In this regard, our headcount has increased 330% in the two years preceding December 31, 2000. Our growth has placed, and will continue to place, a strain on our management systems and operational resources. As demand for our products grows, we will need to expand our design and manufacturing capabilities, and our sales, marketing and technical support personnel. We will also need to improve our financial and managerial controls, reporting systems and procedures. If we can not manage our growth effectively, we will not be able to maintain and expand our business.

OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL, INCLUDING OUR EXECUTIVE OFFICERS, THE LOSS OF ANY OF WHOM COULD HARM OUR BUSINESS.

       Our success depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Muoi Van Tran, our Chief Executive Officer, Susie Nemeti, our Chief Financial Officer and Vice President of Finance and Administration, and Mohammad Ghorbanali, our Chief Operating Officer and Vice President of Manufacturing and Research and Development. Competition for employees in our industry is intense. We do not have life insurance policies covering any of our executives. There can be no assurance that we will be successful in retaining such key personnel, or that we will be successful in hiring replacements or additional key personnel. All of the capital stock and options held by the members of our senior management are fully vested. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

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

       .  diversion of development resources; and

       .  increased service and warranty costs.

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

FURUKAWA CONTROLS THE OUTCOME OF STOCKHOLDER VOTING AND THERE MAY BE AN ADVERSE EFFECT ON THE PRICE OF OUR CLASS A COMMON STOCK DUE TO DISPARATE VOTING RIGHTS OF OUR CLASS A COMMON STOCK AND OUR CLASS B COMMON STOCK.

       Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of December 31, 2000 represented 94.1% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

       .  a change of control, including a merger;

       .  our acquisition or disposition of assets;

       .  our future issuances of common stock or other securities;

       .  our incurrence of debt; and

       .  our payment of dividends on our common stock.

       Three members of our board of directors are executives of Furukawa. These individuals have obligations to both our company and Furukawa and may have conflicts of interest with respect to matters potentially or actually involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both Furukawa and us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are currently exposed to interest rate risk on our existing term loan and revolving credit facility. Our variable rate debt consists of term loan borrowing of $2.7 million. To date we have not utilized our floating rate debt under the revolving credit facility.

       If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $26,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

     Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

                                    PART II.
                        OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

     On October 15, 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us in the United States District Court for the Northern District of California, seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some claims contained in Methode's U.S. Patents Nos. 5,528,408, 5,717,533, 5,734,558, 5,864,468 and 5,879,173. The `408 and `468
patents are alleged to relate to technology incorporated in our 1x9 pin configuration products, such as our singlemode SONET/SDH transceivers products. These products combine fiber optic transmitters and receivers in one module that conforms to the internationally agreed SONET/SDH telecommunications standard protocol. The `533, `558 and `173 patents are alleged to relate to the technology incorporated in our gigabit interface converter, or GBIC, products, such as our Gigabit Ethernet and Fibre Channel products. Our GBICs products are a type of transceiver.

       On December 17, 1999, we filed an answer to Methode's complaint denying Methode's claims of infringement and asserting a number of defenses, including noninfringement and invalidity of the Methode patents. On June 27, 2000, Methode filed a motion for leave to amend its complaint to add Stratos Lightwave Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff and to allege that we infringe U.S. Reissue Patent No. 36,820 (a reissue of U.S. Patent No. 5,546,281) through certain aspects of our GBIC products. Methode has since withdrawn its motion to amend with respect to the RE `820 Patent. Methode may later seek to amend its complaint again to allege infringement of the claims of the RE `820 Patent, or may later file a separate proceeding against the Company alleging infringement of the reissued patent's claims. For the quarter ended December 31, 2000, sales of our 1x9 pin configuration products alleged to infringe the `408 and `468 patents accounted for 41.0% of our total revenue. For the quarter ended December 31, 2000, sales of our GBIC products alleged to infringe the `533, `558, `173 and `820 patents represented an immaterial amount of our total revenue.

       This lawsuit is in the early stages. No formal discovery has been conducted, and a portion of the case relating to the claims involving the `408 and `468 patents relating to our 1x9 pin configuration products have been stayed pending the completion of the Patent and Trademark Office's re-examination of the `408 patent. In the re-examination, Methode requested that the Patent and Trademark Office reexamine the claims of this patent in view of prior art that was not considered by the Patent Office prior to the patent's issuance. In November 2000, the Patent and Trademark Office issued a final office action rejecting all claims of the `408 patent. Stratos Lightwave, as assignee of the `408 patent, has appealed that final rejection to the PTO's Board of Patent Appeals.

       We intend to defend ourselves vigorously in this lawsuit. However, the outcome of this lawsuit is uncertain. Our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. We expect to incur greater legal fees and expenses in connection with this lawsuit. If Methode's patents are found to be valid and enforceable and our products are found to infringe, we may be enjoined from manufacturing or selling some of our products, we may be liable for significant monetary damages, and we may have to obtain a license from Methode in order to use its patented technology, any of which could harm our business. If we are required to obtain a license to any of Methode's patents, such license may not be available from Methode on commercially reasonable terms, if at all. See "Risk Factors - If we are unsuccessful in defending against Methode's lawsuit for patent infringement, we may be required to pay significant monetary damages to Methode and may be enjoined from manufacturing and selling some of our products."

       We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceedings that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings threatened or pending against us.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Sales of Unregistered Securities. During the quarter ended December
          --------------------------------
31, 2000, we granted options to purchase a total of 962,720 shares of our common stock to our employees at a weighted-average exercise price of $11.00 per share.

          During the quarter ended December 31, 2000, 1,433,600 options to purchase our common stock had been exercised.

          The issuance and exercise of these options were exempt from registration under the Securities Act of 1933, as amended, in reliance on (i) Rule 701 of the Securities Act as securities issued under a written compensatory benefit plan established by us for the participation of our employees, directors, officers or consultants and advisors or (ii) Rule 506 of the Securities Act due to the status of the optionees as accredited investors.

     (d)  Not applicable


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 26, 2000, our sole stockholder approved a resolution by written consent approving (i) the amendment and restatement of our Certificate of Incorporation to make certain changes, including the designation of Class A and Class B Common Stock; and (ii) the merger with Optical Communication Products, Inc., a California corporation, to effect the reincorporation of the Company from California to Delaware.

ITEM 5.   OTHER INFORMATION

  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Not applicable.

     (b) Report on Form 8-K filed during the quarter ended December 31, 2000:

     Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OPTICAL COMMUNICATION PRODUCTS, INC.,
                              a Delaware corporation


Date:  February   13, 2001          By:  /s/ Tran Van Muoi
       -------------------               -----------------

                                    Name:  Tran Van Muoi
                                    Title: Chief Executive Officer and President

Date:  February   13, 2001          BY: /s/ Susie Nemeti
       -------------------              ----------------
                                    Name:  Susie Nemeti
                                    Title:  Chief Financial Officer (Principal
                                            Financial and Accounting Officer)