Form 10-Q
period 2001-03-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2001-05-15
CIK 1122668

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                   FORM 10-Q

                       [X]  QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                      or

                      [_]  TRANSITION REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ____________________ to ____________________

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of March 31, 2001, there were approximately 41,457,540 shares of Class A common stock outstanding.

================================================================================

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 2001


                                                                                          PAGE
                            PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2001 (unaudited) and September 30, 2000....       1

          Statements of Income for the Three and Six Months Ended March 31, 2001
          and 2000 (unaudited)......................................................       3

          Statements of Cash Flows for the Six Months Ended March 31, 2001 and 2000
          (unaudited)...............................................................       4

          Notes to Financial Statements.............................................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations.............................................................       8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk................      25

               PART II. OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings.........................................................      26

Item 2.   Changes in Securities and Use of Proceeds.................................      27

Item 3.   Defaults Upon Senior Securities...........................................      27

Item 4.   Submission of Matters to a Vote of Security Holders.......................      27

Item 5.   Other Information.........................................................      27

Item 6.   Exhibits and Reports on Form 8-K..........................................      27

Signatures..........................................................................      28

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.
------------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands)

                                                                                             March 31,                 September 30,
                                                                                                2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $   100,659              $    3,202
  Marketable securities                                                                            44,827                   9,280
  Accounts receivable less allowance for doubtful accounts:
  $2,076 at March 31, 2001  and $1,777 at September 30, 2000                                       24,061                  20,031
  Inventories, net                                                                                 30,957                  16,018
  Deferred income taxes                                                                             1,808                   1,808
  Prepaid expenses and other current assets                                                           396                      87
                                                                                              -----------              ----------

             Total current assets                                                                 202,708                  50,426

PROPERTY, PLANT AND EQUIPMENT, Net                                                                 10,053                   8,190
OTHER ASSETS                                                                                            9                     460
                                                                                              -----------              ----------

TOTAL                                                                                         $   212,770              $   59,076
                                                                                              ===========              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                           $       471              $      471
  Accounts payable                                                                                  6,155                   4,036
  Accounts payable to related parties                                                              11,900                   5,175
  Accrued expenses                                                                                  6,475                   5,099
  Income taxes payable                                                                                127                   1,567
                                                                                              -----------              ----------

              Total current liabilities                                                            25,128                  16,348
                                                                                              -----------              ----------

LONG-TERM DEBT                                                                                      2,061                   2,296
                                                                                              -----------              ----------

DEFERRED INCOME TAXES                                                                                  59                      59
                                                                                              -----------              ----------

COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY:
  Convertible preferred stock, no par value; 70,000,000 shares authorized,                                                  1,650
  66,000,000 shares issued and outstanding at September 30, 2000
  Common stock, no par value; 150,000,000 shares authorized,

   27,871,440 shares issued and outstanding at September 30, 2000                                                             269
  Class A - common stock, $.001 par value; 200,000,000 shares
   authorized, 41,457,540 shares issued and outstanding at March 31, 2001                              41
  Class B - common stock $.001 par value; 66,000,000 shares authorized,
   66,000,000 shares issued and outstanding at March 31, 2001                                          66
  Additional paid-in capital                                                                      124,093
  Retained earnings                                                                                61,322                  38,454
                                                                                               ----------               ---------

          Total stockholders' equity                                                              185,522                  40,373
                                                                                               ----------               ---------

TOTAL                                                                                          $  212,770               $  59,076
                                                                                               ==========               =========

OPTICAL COMMUNICATION PRODUCTS, INC.
------------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF INCOME

(In thousands, except per share data)

                                             Three Months Ended March 31,                          Six Months Ended March 31,
                                    ------------------------------------------                 ------------------------------
                                            2001                          2000                     2001                  2000
-----------------------------------------------------------------------------------------------------------------------------
                                                     (Unaudited)                                          (Unaudited)
REVENUE                                 $ 47,944                      $ 25,279                       $ 89,797        $ 40,064
COST OF REVENUE                           26,588                        12,958                         48,574          20,869
                                        --------                      --------                       --------        --------

GROSS PROFIT                              21,356                        12,321                         41,223          19,195
                                        --------                      --------                       --------        --------

EXPENSES:
        Research and development             845                           516                          1,521             922
        Selling and marketing              1,217                           685                          2,507           1,195
        General and administrative           940                           919                          1,951           1,390
                                        --------                      --------                       --------        --------

Total expenses                             3,002                         2,120                          5,979           3,507
                                        --------                      --------                       --------        --------

INCOME FROM OPERATIONS                    18,354                        10,201                         35,244          15,688
                                        --------                      --------                       --------        --------

OTHER INCOME (EXPENSE):
        Interest income                    1,737                            59                          2,903             101
        Interest expense                     (49)                          (60)                          (106)           (119)
        Other income                          36                            36                             72              72
                                        --------                      --------                       --------        --------

OTHER INCOME, Net                          1,724                            35                          2,869              54
                                        --------                      --------                       --------        --------

INCOME BEFORE INCOME TAXES                                                                             38,113          15,742
                                          20,078                        10,236

INCOME TAXES                               8,031                         4,171                         15,245           6,415
                                        --------                      --------                       --------        --------

NET INCOME                              $ 12,047                      $  6,065                       $ 22,868        $  9,327
                                        ========                      ========                       ========        ========

BASIC EARNINGS PER SHARE                $    .11                      $    .22                       $    .25        $    .34
                                        ========                      ========                       ========        ========

DILUTED EARNINGS PER SHARE              $    .11                      $    .06                       $    .21        $    .09
                                        ========                      ========                       ========        ========

BASIC SHARES OUTSTANDING                 107,439                        27,401                         92,573          27,401
                                        ========                      ========                       ========        ========

DILUTED SHARES OUTSTANDING               112,754                       103,022                        110,264         103,022
                                        ========                      ========                       ========        ========

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                    Six Months Ended
                                                                       March 31, 2001              March 31, 2000
                                                                       ------------------------------------------
                                                                                      (Unaudited)
Operating Activities:
Net Income                                                                $ 22,868                    $  9,327

Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                              551                         299
     Changes in operating assets and liabilities:
       Accounts receivable, net                                             (4,030)                    (10,092)
       Inventories, net                                                    (14,939)                     (2,976)
       Deferred income taxes                                                                               (23)
       Prepaid expense and other current assets                               (309)                          5
       Other assets                                                                                         29
       Accounts payable                                                      2,119                         310
       Accounts payable to related parties                                   6,725                       2,191
       Accrued expenses                                                      1,376                         569
       Income taxes payable                                                 (1,440)                        700
                                                                          --------                    --------

Net cash provided by operating activities                                   12,921                         339
                                                                          --------                    --------

Investing Activities:
Purchase of marketable securities                                          (70,047)                     (1,492)
Maturities of marketable securities                                         34,500                       1,500
Purchase of property, plant and equipment                                   (2,414)                     (1,156)
                                                                          --------                    --------

Net cash used in investing activities                                      (37,961)                     (1,148)
                                                                          --------                    --------

Financing Activities:
Principal payments on long-term debt                                          (235)                       (257)
Issuance of common stock                                                   122,732                           0
                                                                          --------                    --------

Net cash provided by (used in) financing activities                        122,497                        (257)
                                                                          --------                    --------

Increase in cash and cash equivalents                                       97,457                      (1,066)

Cash and cash equivalents, beginning of year                                 3,202                       2,447
                                                                          --------                    --------

Cash and cash equivalents end of period                                   $100,659                    $  1,381
                                                                          ========                    ========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
   Interest                                                               $    109                    $    228
   Income taxes                                                           $ 16,685                    $  5,601

OPTICAL COMMUNICATION PRODUCTS, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 2001 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2000. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. The Company's operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. Of Japan ("Furukawa"). Furukawa beneficially owned 61.4% of the Company's common stock at March 31, 2001.

2. INCOME TAXES

     Income taxes for the three months ended March 31, 2000 and 2001 reflect income taxes that have been recorded at the Company's estimated effective tax rate for the year.

3. INVENTORIES

     Inventories consist of the following:

                                                      March 31,                September 30,
                                                     ---------------------------------------
                                                        2001                       2000
                                                     (Unaudited)
                                                                 (in thousands)
--------------------------------------------------------------------------------------------
Raw materials                                         $  16,604                  $   8,351
Work-in-process                                          12,798                      9,019
Finished goods                                            3,755                        428
                                                      ---------                  ---------
                                                         33,157                     17,798
Allowance for obsolete inventory                          2,200                      1,780
                                                      ---------                  ---------
Inventories, net                                      $  30,957                  $  16,018
                                                      =========                  =========

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                      March 31,                September 30,
                                                     ---------------------------------------
                                                        2001                       2000
                                                     (Unaudited)
                                                                 (in thousands)                     Useful Lives
----------------------------------------------------------------------------------------------------------------

Land                                                  $   1,345                  $   1,345
Buildings and improvements                                3,801                      3,801            39 years
Machinery and equipment                                   6,321                      4,045            5 years
Furniture and fixtures                                      219                        168            5 years
Computer hardware and software                              455                        368            3 years
                                                      ---------                  ---------
                                                         12,141                      9,727
Less accumulated depreciation                             2,088                      1,537
                                                      ---------                  ---------
                                                      $  10,053                  $   8,190
                                                      =========                  =========

5. EARNINGS PER SHARE

     The following is a calculation of basic and diluted earnings per share ("EPS"):

                                                                  Three Months Ended                    Six Months Ended
                                                           ---------------------------------    --------------------------------
                                                           March 31, 2001     March 31, 2000    March 31, 2001    March 31, 2000
                                                                           (in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
 Income attributable to common stockholders                   $ 12,047           $  6,065          $ 22,868          $  9,327
 Weighted average common shares outstanding                    107,439             27,401            92,573            27,401
                                                              --------           --------          --------          --------
Basic EPS                                                     $   0.11           $   0.22          $   0.25          $   0.34
                                                              ========           ========          ========          ========

Diluted EPS
 Income attributable to common stockholders                   $ 12,047           $  6,065          $ 22,868          $  9,327

Weighted average common shares outstanding                     107,439             27,401            92,573            27,401
Weighted average preferred stock                                     -             66,000            12,330            66,000
Common stock options                                             5,315              9,621             5,361             9,621
                                                              --------           --------          --------          --------

Diluted Shares outstanding                                     112,754            103,022           110,264           103,022
                                                              ========           ========          ========          ========

Diluted EPS                                                   $   0.11           $   0.06          $   0.21          $   0.09
                                                              ========           ========          ========          ========


6. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings
     The Company is involved in litigation arising in the ordinary course of its business. On October 15, 1999, Methode Electronics, Inc. ("Methode") filed a lawsuit against the Company and Infineon Technologies Corporation in the United States District Court for the Northern District of California, seeking unspecified damages, injunctive relief, attorneys' fees and costs arising from the alleged infringement of Methode's U.S. patents. On December 17, 1999, the Company filed an answer to the complaint denying the claims of infringement against the Company and asserting a number of defenses, including invalidity of the Methode patents. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc. ("Stratos"), a Methode spin-off, all of Methode's rights, title and interest in the patent at issue. The court has added Stratos as a plaintiff to the lawsuit.

     The lawsuit is in the very early stages and a limited amount of formal discovery has been conducted. No trial date has been set by the court. An unfavorable resolution of this lawsuit could have a material adverse impact on the Company.

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

     Preferred and Common Stock
     Immediately prior to the date the Company's IPO became effective, the Company reincorporated in Delaware and created two new classes of common stock with a par value of $0.001 per share. All of the Company's outstanding shares of common stock and convertible preferred stock automatically converted into shares of Class A and Class B common stock, respectively.
     Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all of the Company's outstanding Class B common stock.

8. SUBSEQUENT EVENTS

     On April 9, 2001, the Company entered into a purchase agreement with Toibb/Elins Properties, to purchase land and a 145,720 square foot building in Woodland Hills, California, for a purchase price of $18,750,000. The purchase price will be paid from the Company's existing cash on hand. Escrow for this purchase is expected to close in June 2001.


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

     Furukawa beneficially owns all of our outstanding Class B common stock, representing 61.4% of the outstanding shares of all classes of our common stock and 94.1% of the combined voting power of the outstanding shares of all classes of our common stock. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa for inclusion in our products. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa.

     We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to fiber optic communication equipment manufacturers, directly and through contract manufacturers who incorporate them into systems they assemble for equipment manufacturers. We define our customers as equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. For the quarter ended March 31, 2001, our ten largest customers accounted for approximately 74.8% of our total revenue, with Alcatel and Cisco Systems accounting for approximately 21.8% and 21.6% of our total revenue, respectively. No other customer accounted for more than 10.0% of our total revenue for the quarter ended March 31, 2001. Although revenue from sales to some of our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

     In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode's rights, title and interest in the patent at issue. The court has added Stratos as a plaintiff to the lawsuit. A limited amount of formal discovery has been conducted. No trial date has been set by the court. Our expenses and other resources expended on this lawsuit have been immaterial to date. Accordingly, the lawsuit has not had a material effect on our business operations. As the lawsuit progresses, we expect to incur greater legal fees and expenses. In addition, we expect that the defense of this lawsuit will divert the efforts and attention of our key management and technical personnel. For the quarter ended March 31, 2001, sales of our 1x9 products alleged to infringe the Methode/Stratos patents accounted for approximately 37.1% of our total revenue. Sales of our other products alleged to infringe the Methode patents represented an immaterial amount of our total revenue for the quarter ended March 31, 2001. See "Legal Proceedings."

     With the rapid growth of the fiber optic networking industry, our component suppliers have allocated specific quantities of components they will sell to us, which may be insufficient to support our planned growth. In addition, our manufacturing capacity is limited, and we may not be able to increase our capacity at a rate necessary to support our planned growth. We plan to continue to expand our manufacturing capacity at our present facility as we relocate our non-manufacturing operations to an additional facility in the foreseeable future.

     The average selling prices of our products as they mature generally decrease due to factors such as increased competition, the introduction of new products and increased unit volumes. We anticipate that average selling prices of our existing products will decline in future periods although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce new products that incorporate features that can be sold at higher average selling prices on a timely basis.

     Our cost of revenue consists principally of materials, as well as salaries and related expenses for manufacturing personnel, manufacturing overhead and provisions for obsolete inventory. We purchase several key components for our products from a limited number of suppliers.

     Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, costs of developing prototypes, fees paid to consultants and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we intend to expand our internal research and development capabilities in the future to develop new products. As a result, we expect that our research and development expenses in absolute dollar amounts and as a percentage of revenue will increase in future periods.

     Sales and marketing expenses consist primarily of personnel costs, commissions paid to independent manufacturers' representatives, product marketing and promotion costs. We intend to substantially expand our sales and marketing operations and efforts, both domestically and internationally, in order to increase sales and market awareness of our products. In December 1999 we opened a sales office in Franklin, Massachusetts and in July 2000 we opened sales offices in Bury St. Edmunds, England and Richardson, Texas. We also intend to open additional sales offices in San Jose, California and Ottawa, Canada. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

     General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that, in support of our continued growth and our operations as a public company, general and administrative expenses will increase for the foreseeable future. General and administrative expenses are also likely to be affected in future periods by significant legal fees, taxes related to stock option exercises and expenses incurred in connection with pending litigation.

Results of Operations - Comparison of Three Months Ended March 31, 2001 and 2000

     Revenue - Revenue increased 89.3% to $47.9 million in the quarter ended March 31, 2001 from $25.3 million in the quarter ended March 31, 2000. This increase was due to an increase in demand from a number of our existing and new customers and, to a lesser extent, to an increase in the percentage of our revenue represented by newer products with higher average selling prices, such as our OC-3, OC-12 and OC-48 transceiver products. Sales of our products for metropolitan area networks increased to 91.2% of revenue for the quarter ended March 31, 2001 from 83.9% of revenue for the quarter ended March 31, 2000. We do not expect that our rate of year-to-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions. We believe that the increase in customer demand for our products in recent years reflects increased demand for components due to growth in the deployment of fiber optic networks worldwide. However, the current general slow down in the fiber optic communication sector may impact our future revenue growth.

     Cost of Revenue - Cost of revenue increased 105.2% to $26.6 million in the quarter ended March 31, 2001 from $12.9 million in the quarter ended March 31, 2000. Gross margin decreased to 44.5% from 51.3% during this period. The decrease in gross margin was due to an increase in material costs used for production of our products.

     Research and Development - Research and development expenses increased 63.8% to $845,000 in the quarter ended March 31, 2001 from $516,000 in the quarter ended March 31, 2000. This increase was primarily due to increased recruiting and hiring of engineering personnel. Research and development as a percentage of revenue decreased to 1.8% from 2.0% over this period because of a significant growth in revenue. We expect research and development expenses to increase in absolute dollars and as a percentage of revenue as we expand our research and development efforts.

     Sales and Marketing - Sales and marketing expenses increased 77.7% to $1.2 million in the quarter ended March 31, 2001 from $685,000 in the quarter ended March 31, 2000. This increase was primarily due to increased recruiting and hiring of sales personnel, and addition of sales offices in July 2000 in Bury St. Edmunds, England and Richardson, Texas. We also paid increased commissions to independent manufacturers' representatives as a result of increased sales in geographic regions with pre-existing manufacturers' representatives. Sales and marketing expenses as a percentage of revenue decreased to 2.5% from 2.7% over this period because of a significant growth in revenue. We expect that sales and marketing expenses will increase in absolute dollars and as a percentage of revenue as we expand our sales and marketing efforts.

     General and Administrative - General and administrative expenses increased 2.3% to $940,000 in the quarter ended March 31, 2001 from $919,000 in the quarter ended March 31, 2000. This increase was the result of an increase in hiring of finance personnel and an increase in legal and other professional fees. We expect the dollar level of these costs to increase as a result of increased legal fees, accounting costs and other costs associated with being a public company.

     Income Taxes - The provision for income taxes increased 92.5% to $8.0 million in the quarter ended March 31, 2001, based on an effective tax rate of 40.0%, from $4.2 million in the quarter ended March 31, 2000, based on an effective tax rate of 40.0%.

Results of Operations - Comparison of Six Months Ended March 31, 2001 and 2000

     Revenue - Revenue increased 124.1% to $89.8 million in the six months ended March 31, 2001 from $40.1 million in the six months ended March 31, 2000. This increase was due to an increase in demand from a number of our existing and new customers and to an increase in the percentage of our revenue represented by newer products with higher average selling prices. We do not expect that our rate of year-to-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions. We believe that the increase in customer demand for our products in recent years reflects increased demand for components due to growth in the deployment of fiber optic networks worldwide. However, the current general slow down in the fiber optic communication sector may impact our future revenue growth.

     Cost of Revenue - Cost of revenue increased 132.8% to $48.6 million in the six months ended March 31, 2001 from $20.9 million in the six months ended March 31, 2000. Gross margin decreased to 45.9% from 47.9% during this period. The decrease in gross margin was due to an increase in material costs used for production of our products.

     Research and Development - Research and development expenses increased 65.0% to $1.5 million in the six months ended March 31, 2001 from $922,000 in the six months ended March 31, 2000. This increase was primarily due to increased recruiting and hiring of engineering personnel.

     Sales and Marketing - Sales and marketing expenses increased 109.8% to $2.5 million in the six months ended March 31, 2001 from $1.2 million in the six months ended March 31, 2000. This increase was primarily due to increased recruiting and hiring of sales personnel, and addition of sales offices in July 2000 in Bury St. Edmunds, England and Richardson, Texas. We also paid increased commissions to independent manufacturers' representatives as a result of increased sales in geographic regions with pre-existing manufacturers' representatives.

     General and Administrative - General and administrative expenses increased 40.4% to $2.0 million in the six months ended March 31, 2001 from $1.4 million in the six months ended March 31, 2000. This increase was the result of an increase in hiring of finance personnel and an increase in legal and other professional fees. We expect the dollar level of these costs to increase as a result of increased legal fees, accounting costs and other costs associated with being a public company.

     Income Taxes - The provision for income taxes increased 137.6% to $15.2 million in the six months ended March 31, 2001, based on an effective tax rate of 40.0%, from $7.2 million in the six months ended March 31, 2000, based on an effective tax rate of 40.8%.

Liquidity and Capital Resources

     As of March 31, 2001, our primary source of liquidity was our cash and cash equivalents balance of $100.7 million and $44.8 million of marketable securities which consist primarily of United States Treasury notes and bonds. Our unused revolving line of credit totaling approximately $1.0 million provided an additional source of liquidity. Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock which we completed on November 3, 2000. As of March 31, 2001, our working capital was $177.6 million with a current ratio of 8.1. As of March 31, 2000, our working capital was $34.1 million with a current ratio of 3.1. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

     As of March 31, 2001, we had a $2.5 million balance outstanding under our term loan and no balance outstanding under our $1.0 million revolving line of credit. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California. The revolving credit facility can be used to fund working capital requirements.

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

     We have current plans to make capital expenditures totaling $1.2 million, primarily to purchase additional production equipment to continue our manufacturing capacity expansion.

     During the six months ended March 31, 2001 and 2000, we generated cash flow from operations of $12.9 million and $339,000, respectively. The increase in cash generated by operating activities during this period was caused by increased net income, partially offset by increases in accounts receivable and inventory.

     During the six months ended March 31, 2001 and 2000, cash used in investing activities was $38.0 million and $1.1 million, respectively. The majority of cash used in investing activities was for the purchase of marketable securities.

     We believe that our existing cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or choose to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

     Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

     .  the market acceptance of our products;
     . the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;
     .  volume price discounts;
     . our business, product, capital expenditure and research and development plans and product and technology roadmaps;
     .  the levels of inventory and accounts receivable that we maintain;
     .  capital improvements to new and existing facilities;
     .  technological advances;
     . our competitors' response to our products; and . our relationships with suppliers and customers.

     In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

RISK FACTORS

     You should carefully consider the following risks before you decide to buy shares of our Class A common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

  We define our customers as fiber optic communication equipment manufacturers who have purchased our products directly or have ordered our products for incorporation into systems produced by contract manufacturers. Fiber optic communication equipment manufacturers make the purchasing decisions on substantially all of the products we sell through contract manufacturers. For the quarter ended March 31, 2001, our ten largest customers accounted for approximately 74.8% of our total revenue, with Alcatel and Cisco Systems (including sales to their contract manufacturers) accounting for approximately 21.8% and 21.6% of our total revenue, respectively. For financial reporting purposes, we consider our customers to be contract manufacturers and fiber optic communications equipment manufacturers who place purchase orders with us or otherwise purchase our products directly. For the quarter ended March 31, 2001, revenue from our three largest direct sales customers, Alcatel, Cisco Systems and Solectron, accounted for 21.8%, 14.7% and 7.4%, respectively. We expect our dependence on revenue from a small number of customers to continue. We cannot assure you that we will be able to retain our significant customers or that we will be able to attract additional customers.

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

     . competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors, the entry of new competitors into the fiber optic subsystems and modules market and pricing pressures ;
     .  our ability to control expenses;
     .  the mix of our products sold; and
     . economic conditions specific to the communications and related industries.

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

     Due to these and other factors, we believe that our quarterly operating results are not an indicator of our future performance. If our operating results are below the expectations of public market analysts or investors in future quarters, the trading price of our Class A common stock would likely decrease significantly.

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

     All of our manufacturing operations are conducted at our Chatsworth, California headquarters. In order to meet customer demand for our products, we must expand our manufacturing capacity. In this regard, we plan to expand our manufacturing capacity at our Chatsworth, California facility. In addition, we expect that we will fully utilize our current manufacturing capacity and will need to purchase or lease additional manufacturing space by the end of 2001.
The expansion of our manufacturing capacity at different facilities will be expensive and will require management's time. We have declined to accept, and we have lost orders in the past, and we may decline or lose orders in the future if we do not have access to sufficient manufacturing capacity. We intend to hire, train and manage significant numbers of additional manufacturing personnel in order to increase our manufacturing capacity. There are numerous risks associated with rapidly increasing manufacturing capacity, including:

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

     Our fiber optic subsystems and modules are used primarily in metropolitan area networks and high-speed premises networks. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. If these markets grow more slowly than we expect, or if the use of fiber optic technologies in these markets does not expand, our growth would not likely continue, and our ability to execute our business plan would be impaired. Furthermore, the next few quarters will be particularly challenging due to lack of visibility of customer requirements and the current slow down in the communications sector.

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

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS IN A COST-EFFECTIVE MANNER, OR WE ARE REQUIRED TO DEVELOP NEW MANUFACTURING PROCESSES TO IMPROVE OUR YIELDS, OUR OPERATING RESULTS WILL BE IMPAIRED.

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

IF WE ARE UNSUCCESSFUL IN DEFENDING AGAINST METHODE'S AND STRATOS'S LAWSUIT FOR PATENT INFRINGEMENT, WE MAY BE REQUIRED TO PAY SIGNIFICANT MONETARY DAMAGES TO METHODE AND MAY BE ENJOINED FROM MANUFACTURING AND SELLING SOME OF OUR PRODUCTS.

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

     Methode has amended its complaint to add Stratos Lightwave Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff. Methode sought to amend its complaint to also allege that we infringe a sixth patent, which purportedly relates to certain aspects of our GBIC products. Methode has since withdrawn its motion to amend with respect to the sixth patent, though Methode and Stratos remains free to reassert the claim at a later time, whether in the current action or in a separate proceeding. For the quarter ended March 31, 2001, sales of our 1x9 pin configuration products alleged to infringe the Methode/Stratos patents accounted for 37.1% of our total revenue. Sales of our products alleged to infringe the other Methode/Stratos patents represented an immaterial amount of our total revenue for the quarter ended March 31, 2001.

     We intend to defend ourselves vigorously in this lawsuit. However, the outcome of this lawsuit is uncertain. A trial date has not been set. Accordingly, our expenses and other resources expended on this lawsuit have been immaterial to date. As this lawsuit progresses, we expect to incur greater legal fees and expenses. In addition, our defense of this lawsuit is expected to divert the efforts and attention of our key management and technical personnel. As a result, our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. If the Methode/Stratos patents are found to be valid and enforceable and our products are found to infringe, we may be enjoined from manufacturing or selling some of our products, we may be liable for significant monetary damages and/or we may be required to obtain a license from Methode/Stratos in order to use its patented technology, any of which could disrupt our ability to manufacture and sell our products. If we are required to obtain a license to any of the Methode/Stratos patents, such license may not be available from them on commercially reasonable terms, if at all. See "Legal Proceedings" for additional details.

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

OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL, INCLUDING OUR EXECUTIVE OFFICERS, THE LOSS OF ANY OF WHOM COULD HARM OUR BUSINESS.

     Our success depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Muoi Van Tran, our Chief Executive Officer, Susie Nemeti, our Chief Financial Officer and Vice President of Finance and Administration, and Mohammad Ghorbanali, our Chief Operating Officer and Vice President of Technical Operations. Competition for employees in our industry is intense. We do not have life insurance policies covering any of our executives. There can be no assurance that we will be successful in retaining such key personnel, or that we will be successful in hiring replacements or additional key personnel. All of the capital stock and options held by the members of our senior management are fully vested. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     All of our manufacturing operations are located in our headquarters in Chatsworth, California. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event power reserves for the State of California fall to a critically low level, California has on some occasions implemented, and may in the future continue to implement, rolling power blackouts throughout California. If blackouts interrupt our power supply, we would be temporarily unable to continue operations. Any such interruption in our ability to continue operations would delay the manufacture and development of our products, disrupt communications with our customers and suppliers and delay product shipment. Power interruptions could also damage our reputation and could result in lost revenue. Any loss of power could have a material adverse effect on our business, operating results and financial condition. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If electricity prices continue to increase and we are unable to conserve our electricity usage, our operating expenses will likely increase, which will have a negative effect on our operating results.

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

     Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of March 31, 2001, represented 94.1% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are currently exposed to interest rate risk on our existing term loan and revolving credit facility. Our variable rate debt consists of term loan borrowing of $2.5 million. To date we have not utilized our floating rate debt under the revolving credit facility.

     If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $25,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

     On December 17, 1999, we filed an answer to Methode's complaint denying its claims of infringement and asserting a number of defenses, including noninfringement and invalidity of the asserted patents. On June 27, 2000, Methode filed a motion for leave to amend its complaint to add Stratos Lightwave Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff and to allege that we infringe U.S. Reissue Patent No. 36,820 (a reissue of U.S. Patent No. 5,546,281) through certain aspects of our GBIC products. The court has now added Stratos as a plaintiff to the lawsuit. Methode withdrew its motion to amend with respect to the RE '820 Patent, although Methode and Stratos may later seek to amend the complaint again to allege infringement of the claims of the RE '820 Patent, or they may later file a separate proceeding against us alleging infringement of the reissued patent's claims. For the quarter ended March 31, 2001, sales of our 1x9 pin configuration products alleged to infringe the '408 and '468 patents accounted for 37.1% of our total revenue. For the quarter ended March 31, 2001, sales of our GBIC products alleged to infringe the '533, '558, '173 and '820 patents represented an immaterial amount of our total revenue.

     The court granted a motion by us and Infineon to stay that part of the case relating to the claims involving the '408 and '468 patents, and our 1x9 pin configuration products, pending the completion of the Patent and Trademark Office's re-examination of the '408 patent. In the reexamination, Methode requested that the Patent and Trademark Office reexamine the claims of the '408 patent in view of prior art that was not considered by the Patent and Trademark Office prior to the patent's issuance. In November 2000, the Patent and Trademark Office issued a final office action rejecting all claims of the '408 patent. Stratos, as assignee of the '408 patent, has appealed that final rejection to the Patent and Trademark Office's Board of Patent Appeals. That part of the lawsuit remains stayed.

     The parties have exchanged extensive "Initial Disclosures" and supplemental disclosures of information mandated by the court's local rules. The parties have also conducted a limited amount of formal discovery. The court will hear the parties' arguments about the proper construction of certain GBIC Patent claim terms on May 25, 2001. The court plans to set a case management schedule and trial date following that hearing.

     We intend to defend ourselves vigorously in this lawsuit. However, the outcome of this lawsuit is uncertain. Our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. We expect to incur greater legal fees and expenses in connection with this lawsuit. If the Methode/Stratos patents are found to be valid and enforceable and our products are found to infringe, we may be enjoined from manufacturing or selling some of our products, we may be liable for significant monetary damages, and we may have to obtain a license from Methode and Stratos in order to use the patented technology, any of which could harm our business. If we are required to obtain a license to any of the Methode/Stratos patents, such license may not be available from them on commercially reasonable terms, if at all. See "Risk Factors - If we are unsuccessful in defending against Methode's and Stratos's lawsuit for patent infringement, we may be required to pay significant monetary damages to Methode and may be enjoined from manufacturing and selling some of our products."

     We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our company. We are not aware of any other material legal proceedings threatened or pending against us.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS


     (a)     Not applicable.

     (b)     Not applicable.

     (c)     Not applicable.

     (d)    Use of Proceeds From Sales of Registered Securities.

                    On November 3, 2000, we completed an initial public offering of our Class A common stock pursuant to our Registration Statement on Form S-1 (File No. 383-44862) that was declared effective by the Securities Exchange Commission on November 2, 2000. There has been no material change with respect to our use of proceeds from our initial public offering to the information discussed on our Annual Report on Form 10-K for the year ended September 30, 2000.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

ITEM 5.      OTHER INFORMATION

             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits:

             Not applicable.

             (b) Report on Form 8-K filed during the quarter ended March 31,
                 2001:

                    On March 12, 2001, we filed a Current Report on Form 8-K,
             announcing the appointment of Messrs. Masao Konomi and John Lemasters to our Board of Directors and as members of our Audit Committee, and the appointment of Dr. Muoi Van Tran as Chairman of the Board of Directors.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OPTICAL COMMUNICATION PRODUCTS, INC.,
                               a Delaware corporation


Date:  May 15, 2001            By:  /s/  Muoi Van Tran
       --------------               -----------------------
                                    Name:  Muoi Van Tran
                                    Title: Chief Executive Officer and President

Date:  May 15, 2001            BY:  /s/ Susie Nemeti
       --------------               --------------------
                                    Name:  Susie Nemeti
                                    Title: Chief Financial Officer (Principal
                                           Financial and Accounting Officer)