Form 10-Q
period 2001-06-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2001-08-14
CIK 1122668

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -----------------------

                                   FORM 10-Q

                       [X]  QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       or

                       [ ]  TRANSITION REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                      to
                                 ---------------------   ----------------------

                        Commission file number 000-31861


                      OPTICAL COMMUNICATION PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                              --------------------------------

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

     As of June 30, 2001, there were approximately 41,822,402 shares of Class A common stock outstanding.

================================================================================

                     OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2001



                                                                                            PAGE
                                PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets as of June 30, 2001 (unaudited) and September 30, 2000.....          1

          Unaudited Statements of Income for the Three and Nine Months Ended
          June 30, 2001 and 2000....................................................          3

          Unaudited Statements of Cash Flows for the Nine Months Ended June 30, 2001
          and 2000..................................................................          4

          Notes to Financial Statements.............................................          6

Item 2.   Management's Discussion and Analysis of Financial Conditions and Results
          of Operations.............................................................          9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.................         26

                          PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings.........................................................         27

Item 2.   Changes in Securities and Use of Proceeds.................................         28

Item 3.   Defaults Upon Senior Securities...........................................         28

Item 4.   Submission of Matters to a Vote of Security Holders.......................         28

Item 5.   Other Information.........................................................         28

Item 6.   Exhibits and Reports on Form 8-K..........................................         28

Signature...........................................................................         29

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
(Dollars in thousands)


                                                                                             June 30,              September 30,
                                                                                               2001                     2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $ 65,693                  $ 3,202
  Marketable securities                                                                          70,980                    9,280
  Accounts receivable less allowance for doubtful accounts:
   $2,726 at June 30, 2001  and $1,777 at September 30, 2000                                     21,060                   20,031
 Income taxes receivable                                                                          2,640
 Inventories                                                                                     30,779                   16,018
  Deferred income taxes                                                                           1,808                    1,808
  Prepaid expenses and other current assets                                                       1,849                       87
                                                                                                --------                  -------

             Total current assets                                                                194,809                   50,426

PROPERTY, PLANT AND EQUIPMENT, Net                                                                30,072                    8,190
OTHER ASSETS                                                                                           -                      460
                                                                                                 --------                  -------

TOTAL                                                                                            $224,881                  $59,076
                                                                                                 ========                  =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                              $    471                  $   471
  Accounts payable                                                                                  3,588                    4,036
  Accounts payable to related parties                                                              14,210                    5,175
  Accrued expenses                                                                                  7,256                    5,099
  Income taxes payable                                                                                  -                    1,567
                                                                                                 --------                  -------

              Total current liabilities                                                            25,525                   16,348
                                                                                                 --------                  -------

LONG-TERM DEBT                                                                                      1,943                    2,296
                                                                                                 --------                  -------

DEFERRED INCOME TAXES                                                                                  59                       59
                                                                                                 --------                  -------

COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY:
  Convertible preferred stock, no par value; 70,000,000 shares authorized,                                                   1,650
    66,000,000 shares issued and outstanding at September 30, 2000


  Common stock, no par value; 150,000,000 shares authorized,
    27,871,440 shares issued and outstanding at September 30, 2000                                                             269
  Class A - common stock, $.001 par value; 200,000,000 shares
    authorized 41,822,402 shares issued and outstanding at June 30, 2001                               42
  Class B - common stock $.001 par value; 66,000,000 shares authorized,
    66,000,000 shares issued and outstanding at June 30, 2001                                          66
  Additional paid-in capital                                                                      128,999
  Retained earnings                                                                                68,247                   38,454
                                                                                                 --------                  -------

          Total stockholders' equity                                                              197,354                   40,373
                                                                                                 --------                  -------

TOTAL                                                                                            $224,881                  $59,076
                                                                                                 ========                  =======


OPTICAL COMMUNICATION PRODUCTS, INC.
-----------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF INCOME

(In thousands, except per share data)



                                              Three Months Ended June 30,                          Nine Months Ended June 30,
                                    -------------------------------------------                ------------------------------
                                            2001                           2000                           2001           2000
-----------------------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)                                         (Unaudited)
REVENUE                                 $ 39,364                       $ 28,997                       $129,161       $ 69,061
COST OF REVENUE                           26,296                         13,715                         74,870         34,584
                                        --------                       --------                       --------       --------

GROSS PROFIT                              13,068                         15,282                         54,291         34,477
                                        --------                       --------                       --------       --------

EXPENSES:
        Research and development             780                            734                          2,301          1,656
        Selling and marketing              1,070                            785                          3,577          1,980
        General and administrative         1,589                          1,392                          3,540          2,782
                                        --------                       --------                       --------       --------

Total expenses                             3,439                          2,911                          9,418          6,418
                                        --------                       --------                       --------       --------

INCOME FROM OPERATIONS                     9,629                         12,371                         44,873         28,059
                                        --------                       --------                       --------       --------

OTHER INCOME (EXPENSE):
         Interest income                   1,919                            116                          4,822            217
         Interest expense                    (42)                           (69)                          (148)          (188)
         Other income                         36                             36                            108            108
                                        --------                       --------                       --------       --------

OTHER INCOME, Net                          1,913                             83                          4,782            137
                                        --------                       --------                       --------       --------

INCOME BEFORE INCOME TAXES                11,542                         12,454                         49,655         28,196


INCOME TAXES                               4,617                          5,075                         19,862         11,490
                                        --------                       --------                       --------       --------

NET INCOME                              $  6,925                       $  7,379                       $ 29,793       $ 16,706
                                        ========                       ========                       ========       ========

BASIC EARNINGS PER SHARE                $    .06                       $    .27                       $    .31       $    .61
                                        ========                       ========                       ========       ========

DILUTED EARNINGS PER SHARE              $    .06                       $    .07                       $    .27       $    .16
                                        ========                       ========                       ========       ========

BASIC SHARES OUTSTANDING                 107,613                         27,515                         97,667         27,439
                                        ========                       ========                       ========       ========

DILUTED SHARES OUTSTANDING               112,613                        103,864                        111,279        103,302
                                        ========                       ========                       ========       ========

OPTICAL COMMUNICATION PRODUCTS, INC
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
(In thousands)

                                                                       Nine Months Ended
                                                            June 30, 2001                June 30, 2000
                                                         -----------------------------------------------
                                                                          (Unaudited)
Operating Activities:
Net Income                                                      $  29,793                      $ 16,706
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                     919                           495
     Changes in operating assets and liabilities:
       Accounts receivable, net                                    (1,029)                      (11,994)
       Inventories                                                (14,761)                       (5,012)
       Deferred income taxes                                                                       (841)
       Prepaid expense and other current assets                    (1,762)                           (5)
       Other assets                                                   460                            10
       Accounts payable                                              (448)                          183
       Accounts payable to related parties                          9,035                         2,811
       Accrued expenses                                             2,157                         2,484
       Income taxes payable                                           553                         1,774
                                                                ---------                      --------

Net cash provided by operating activities                          24,917                         6,611
                                                                ---------                      --------

Investing Activities:
Purchase of marketable securities                                (141,200)                       (5,442)
Maturities of marketable securities                                79,500                         1,500
Purchase of property, plant and equipment                         (22,801)                       (2,076)
                                                                ---------                      --------

Net cash used in investing activities                             (84,501)                       (6,018)
                                                                ---------                      --------

Financing Activities:
Principal payments on long-term debt                                 (353)                         (336)
Proceeds from initial public offering                             122,078
Issuance of common stock                                              350                            97
                                                                ---------                      --------

Net cash provided by (used in) financing activities               122,075                          (239)
                                                                ---------                      --------

Increase in cash and cash equivalents                              62,491                           354


Cash and cash equivalents, beginning of year                        3,202                         2,447
                                                                ---------                      --------

Cash and cash equivalents end of period                         $  65,693                      $  2,801
                                                                ---------                      --------


Supplemental disclosures of cash flow information:

   Cash paid during the year for:
     Interest                                                         148                           188
     Income taxes                                                  19,295                        10,557

   Non-cash financing activities:
      Tax benefit related to stock
      options exercised                                             4,760

OPTICAL COMMUNICATION PRODUCTS, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 2001 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2000. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. The Company's operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 61.2% of the Company's common stock at June 30, 2001.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of FAS No. 141 and FAS No. 142 is required for transactions initiated after June 2001 and fiscal 2002, respectively. The Financial Accounting Standards Board published FAS No. 141 and FAS No. 142 in late July 2001. Management is currently assessing the impact of FAS No. 141 and FAS No. 142 and does not believe that the adoption of these standards will have a significant impact on the Company.

3. INCOME TAXES

     Income taxes for the three and nine months ended June 30, 2000 and 2001 reflect income taxes that have been recorded at the Company's estimated effective tax rate for the year.

4. INVENTORY

     Inventory consists of the following:

                                        June 30,                September 30,
                                     -------------------------------------------
                                          2001                      2000
                                       (Unaudited)
                                                    (in thousands)
--------------------------------------------------------------------------------


     Raw materials                       $23,267                   $ 6,571
     Work-in-process                       3,659                     9,019
     Finished goods                        3,853                       428
                                         -------                   -------
     Total inventories                   $30,779                   $16,018
                                         =======                   =======


5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:


                                                       June 30,                September 30,
                                               ------------------------------------------------
                                                         2001                      2000
                                                     (Unaudited)
                                                                 (in thousands)                       Useful Lives
--------------------------------------------------------------------------------------------------------------------

     Land                                               $ 8,072                       $1,345
     Buildings and improvements                          15,855                        3,801          39 years
     Machinery and equipment                              7,835                        4,045           5 years
     Furniture and fixtures                                 220                          168           5 years
     Computer hardware and software                         546                          368           3 years
                                                        -------                       ------
                                                         32,528                        9,727
     Less accumulated depreciation                        2,456                        1,537
                                                        -------                       ------
                                                        $30,072                       $8,190
                                                        =======                       ======

     On June 8, 2001, the Company purchased land and a 145,720 square foot building in Woodland Hills, California, for a purchase price of $18,750,000. The purchase price was paid from the Company's existing cash on hand.

6. EARNINGS PER SHARE

     The following is a calculation of basic and diluted earnings per share ("EPS"):

                                                                 Three Months Ended                  Nine Months Ended
                                                          ------------------------------------------------------------------
                                                           June 30, 2001     June 30, 2000     June 30, 2001    June 30, 2000
                                                                          (in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------------
Basic EPS:
 Income attributable to common stockholders                     $  6,925           $  7,379         $ 29,793         $ 16,706

 Weighted average common shares outstanding                      107,613             27,515           97,667           27,439
                                                                --------           --------         --------         --------
Basic EPS                                                       $   0.06           $   0.27         $   0.31         $   0.61
                                                                ========           ========         ========         ========

Diluted EPS
 Income attributable to common stockholders                     $  6,925           $  7,379         $ 29,793         $ 16,706

Weighted average common shares outstanding                       107,613             27,515           97,667           27,439
Weighted average preferred stock                                       -             66,000            8,220           66,000
Common stock options-Treasury stock method                         5,000             10,349            5,392            9,863
                                                                --------           --------         --------         --------

Diluted Shares outstanding                                       112,613            103,864          111,279          103,302
                                                                --------           --------         --------         --------
Diluted EPS                                                     $   0.06           $   0.07         $   0.27         $   0.16
                                                                ========           ========         ========         ========


7.   COMMITMENTS AND CONTINGENCIES

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

     The parties have exchanged extensive "Initial Disclosures" and supplemental disclosures of information mandated by the court's local rules. Unless the case terminates through dispositive motions or through settlement, trial is scheduled to commence in September 2002. An unfavorable resolution of this lawsuit could have a material adverse impact on the Company.

8. STOCKHOLDERS' EQUITY

     Initial Public Offering

     On November 3, 2000, the Company completed its initial public offering of 12,075,000 newly issued shares of Class A common stock, which includes the exercise of the underwriters' over-allotment option of 1,575,000 shares, at an offering price of $11.00 per share. Proceeds from the offering were $122,078,000, net of expenses, underwriting discounts and commissions.

     Preferred and Common Stock

     Immediately prior to the date the Company's IPO became effective, the Company reincorporated in Delaware and created two new classes of common stock with a par value of $0.001 per share. All of the Company's then-outstanding shares of common stock and convertible preferred stock automatically converted into shares of Class A and Class B common stock, respectively. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all of the Company's outstanding Class B common stock.

9. SUBSEQUENT EVENTS

     On July 31, 2001, the Company eliminated approximately 110 jobs, primarily in the manufacturing functions. Positions in research and development and sales and marketing were not affected. Total cost of this workforce reduction is immaterial and will be reflected in our September 30, 2001 financial results.



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

     Furukawa beneficially owns all of our outstanding Class B common stock, representing 61.2% of the outstanding shares of all classes of our common stock and 94.0% of the combined voting power of the outstanding shares of all classes of our common stock. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa for inclusion in our products. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa for inclusion in our products.

     We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to fiber optic communication equipment manufacturers, directly and through contract manufacturers who incorporate them into systems they assemble for equipment manufacturers. We define our customers as equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. For the quarter ended June 30, 2001, our ten largest customers accounted for approximately 76.1% of our total revenue, with Alcatel accounting for approximately 27.8%. No other customer accounted for more than 10.0% of our total revenue for the quarter ended June 30, 2001. Although revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

     In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode's rights, title and interest in the patent at issue. The court has added Stratos as a plaintiff to the lawsuit. The parties have exchanged extensive "Initial Disclosures" and supplemental disclosures of information mandated by the court's local rules. Unless the case terminates through dispositive motions or through settlement, trial is scheduled to commence in September 2002. Our expenses and other resources expended on this lawsuit have been immaterial to date. Accordingly, the lawsuit has not had a material effect on our business operations. As the lawsuit progresses, we expect to incur greater legal fees and expenses. In addition, we expect that the defense of this lawsuit will divert the efforts and attention of our key management and technical personnel. For the quarter ended June 30, 2001, sales of our 1x9 products alleged to infringe the Methode/Stratos patents accounted for approximately 20.0% of our total revenue. Sales of our other products alleged to infringe the Methode patents represented an immaterial amount of our total revenue for the quarter ended June 30, 2001. See "Legal Proceedings."

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

     Sales and marketing expenses consist primarily of personnel costs, commissions paid to independent manufacturers' representatives, product marketing and promotion costs. We intend to substantially expand our sales and marketing operations and efforts, both domestically and internationally, in order to increase sales and market awareness of our products. In December 1999 we opened a sales office in Franklin, Massachusetts, in July 2000 we opened sales offices in Bury St. Edmunds, England and Richardson, Texas and in May 2001 we opened a sales office in Ottawa, Canada. We also intend to open an additional sales office in San Jose, California. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

     General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that, in support of our continued growth and our operations as a public company, general and administrative expenses will increase for the foreseeable future. General and administrative expenses are also likely to be affected in future periods by significant legal fees, payroll taxes related to stock option exercises and expenses incurred in connection with pending litigation.

Results of Operations - Comparison of Three Months Ended June 30, 2001 and 2000

     Revenue - Revenue increased 35.8% to $39.4 million in the quarter ended June 30, 2001 from $29.0 million in the quarter ended June 30, 2000. This increase was due to an increase in demand from our existing and new customers. Sales of our products for metropolitan area networks increased to 92.0% of revenue for the quarter ended June 30, 2001 from 83.7% of revenue for the quarter ended June 30, 2000. We do not expect that our rate of year-to-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, and pressure from significant customers for price concessions, and as the current economic downturn and its impact on the overall market growth in the foreseeable future. We believe that the increase in customer demand for our products in recent years reflects increased demand for components due to growth in the deployment of fiber optic networks worldwide.

     Cost of Revenue - Cost of revenue increased 91.7% to $26.3 million in the quarter ended June 30, 2001 from $13.7 million in the quarter ended June 30, 2000. Gross margin decreased to 33.2% from 52.7% during this period. The decrease in gross margin was due to an increase in material costs used for production of our products and a write down of $5.4 million in excess inventory.

     Research and Development - Research and development expenses increased 6.3% to $780,000 in the quarter ended June 30, 2001 from $734,000 in the quarter ended June 30, 2000. This increase was primarily due to increased recruiting and hiring of engineering personnel. Research and development as a percentage of revenue decreased to 2.0% from 2.5% over this period because of a significant growth in revenue. We expect research and development expenses to increase in absolute dollars and as a percentage of revenue as we expand our research and development efforts.

     Sales and Marketing - Sales and marketing expenses increased 36.3% to $1.1 million in the quarter ended June 30, 2001 from $785,000 in the quarter ended June 30, 2000. This increase was primarily due to increased recruiting and hiring of sales personnel, and addition of sales offices in July 2000 in Bury St. Edmunds, England and Richardson, Texas and in May 2001 in Ottawa, Canada. We also paid increased commissions to independent manufacturers'
representatives.   We expect that sales and marketing expenses will increase in absolute dollars and as a percentage of revenue as we expand our sales and marketing efforts.

     General and Administrative - General and administrative expenses increased 14.2% to $1.6 million in the quarter ended June 30, 2001 from $1.4 million in the quarter ended June 30, 2000. This increase was the result of an increase in hiring of finance personnel and an increase in our allowance for bad debts. General and administrative expenses as a percentage of revenue decreased to

4.0% from 4.8% over this period. We expect the dollar level of these costs to increase as a result of increased legal fees, accounting costs and other costs associated with being a public company.

     Income Taxes - The provision for income taxes decreased 9.0% to $4.6 million in the quarter ended June 30, 2001, based on an effective tax rate of 40.0%, from $5.1 million in the quarter ended June 30, 2000, based on an effective tax rate of 40.8%.

Results of Operations - Comparison of Nine Months Ended June 30, 2001 and 2000

     Revenue - Revenue increased 87.0% to $129.2 million in the nine months ended June 30, 2001 from $69.1 million in the nine months ended June 30, 2000. This increase was due to an increase in demand from our existing and new customers and, to a lesser extent, to an increase in the percentage of our revenue represented by newer products with higher average selling prices. We do not expect that our rate of year-to-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors such as pressure from significant customers for price concessions. We believe that the increase in customer demand for our products in recent years reflects increased demand for components due to growth in the deployment of fiber optic networks worldwide. However, the general slow down in the fiber optic communication sector may impact our future revenue growth.

     Cost of Revenue - Cost of revenue increased 116.5% to $74.9 million in the nine months ended June 30, 2001 from $34.6 million in the nine months ended June 30, 2000. Gross margin decreased to 42.0% from 49.9% during this period. The decrease in gross margin was due to an increase in material costs used for production of our products and write down of excess inventory.

     Research and Development - Research and development expenses increased 38.9% to $2.3 million in the nine months ended June 30, 2001 from $1.7 million in the nine months ended June 30, 2000. This increase was primarily due to increased recruiting and hiring of engineering personnel. Research and development as a percentage of revenue decreased to 1.8% from 2.4% over this period because of a significant growth in revenue. We expect research and development expenses to increase in absolute dollars and as a percentage of revenue as we expand our research and development efforts.

     Sales and Marketing - Sales and marketing expenses increased 80.7% to $3.6 million in the nine months ended June 30, 2001 from $2.0 million in the nine months ended June 30, 2000. This increase was primarily due to increased recruiting and hiring of sales personnel, and addition of sales offices in July 2000 in Bury St. Edmunds, England and Richardson, Texas and in May 2001 in Ottawa, Canada. We also paid increased commissions to independent manufacturers' representatives as a result of an increase in the sales in
geographic regions with pre-existing manufacturers' representatives.   We expect
that sales and marketing expenses will increase in absolute dollars and as a percentage of revenue as we expand our sales and marketing efforts.

     General and Administrative - General and administrative expenses increased 27.2% to $3.5 million in the nine months ended June 30, 2001 from $2.8 million in the nine months ended June 30, 2000. This increase was primarily due to an increase in hiring of finance personnel and an increase in legal and other professional fees. General and administrative expenses as a percentage of revenue decreased to 2.7% from 4.0% over this period. We expect the dollar level of these costs to increase as a result of increased legal fees, accounting costs and other costs associated with being a public company.

     Income Taxes - The provision for income taxes increased 72.9% to $19.9 million in the nine months ended June 30, 2001, based on an effective tax rate of 40.0%, from $11.5 million in the nine months ended June 30, 2000, based on an effective tax rate of 40.8%.

Liquidity and Capital Resources

     As of June 30, 2001, our primary source of liquidity was our cash and cash equivalents balance of $65.7 million and $71.0 million of marketable securities which consist primarily of United States Treasury notes and bonds. Our unused revolving line of credit totaling approximately $1.0 million provides an additional source of liquidity. Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock which we completed on November 3, 2000. As of June 30, 2001, our working capital was $169.3 million with a current ratio of 7.6. As of June 30, 2000, our working capital was $34.1 million with a current ratio of 3.1. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

     As of June 30, 2001, we had a $2.4 million balance outstanding under our term loan and no balance outstanding under our $1.0 million revolving line of credit. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California. The revolving credit facility can be used to fund working capital requirements.

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

     We have current plans to make capital expenditures totaling approximately $700,000 primarily to purchase additional production equipment to continue to automate our manufacturing capabilities.

     During the nine months ended June 30, 2001 and 2000, we generated cash flow from operations of $24.9 million and $6.6 million, respectively. The increase in cash generated by operating activities during this period was caused by increased net income and increases in accounts payable to related parties and accrued expenses, partially offset by increases in accounts receivable and inventory.

     During the nine months ended June 30, 2001 and 2000, cash used in investing activities was $84.5 million and $6.0 million, respectively. The majority of cash used in investing activities was for the purchase of marketable securities and the purchase of land and a building.

     During the nine months ended June 30, 2001 and 2000, cash generated and cash used from financing activities was $122.0 million and $239,000, respectively. The majority of cash generated was from the proceeds from the initial public offering, offset by principal payments on the long-term debt.

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

     We define our customers as fiber optic communication equipment manufacturers who have purchased our products directly or have ordered our products for incorporation into systems produced by contract manufacturers. Fiber optic communication equipment manufacturers make the purchasing decisions on substantially all of the products we sell through contract manufacturers. For the quarter ended June 30, 2001, our ten largest customers accounted for approximately 76.1% of our total revenue, with Alcatel accounting for approximately 27.8% of our total revenue. No other customer accounted for more than 10.0% of our total revenue for the quarter ended June 30, 2001. For financial reporting purposes, we consider our customers to be contract manufacturers and fiber optic communications equipment manufacturers who place purchase orders with us or otherwise purchase our products directly. For the quarter ended June 30, 2001, revenue from our three largest direct sales customers, Alcatel, Redback, and Sanmina, accounted for 24.2%, 7.3% and 6.2%, respectively. We expect our dependence on revenue from a small number of customers to continue. We cannot assure you that we will be able to retain our significant customers or that we will be able to attract additional customers.

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

     Our historical quarterly operating results have varied significantly, and our future quarterly operating results are likely to continue to vary significantly from period to period. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. Some of the factors which could cause our operating results to vary include:

     . fluctuations in demand for, and sales of, our products, which is dependent on the implem entation of fiber optic networks;
     .    the timing of customer orders, particularly from our significant customers;
     . competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors, the entry of new competitors into the fiber optic subsystems and modules market and pricing pressures;
     .    our ability to control expenses;
     .    the mix of our products sold; and
     . economic conditions specific to the communications and related industries.

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

General economic factors could negatively impact our growth plan.

     General economic factors, such as an economic slowdown in the U.S. and abroad, may have a detrimental impact for our products, and may result in reduced demand for optical components in general. These factors may negatively affect our ability to execute our growth plan.

     During the last six months, unfavorable economic conditions in the United States detrimentally affected the U.S. manufacturing industry and sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers during this period indicate that there is a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce existing inventories. Based on these and other factors, some of our customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. In addition, the economic slowdown has required us to aggressively manage our costs and expenses, including our July 2001 announcement of the elimination of approximately 110 jobs primarily in the manufacturing area, and may require us to implement further cost management procedures in the future. Our business, operating results and financial condition will suffer if economic conditions in the United States worsen, the fiber optics equipment market continues to slowdown, or if a wider or global economic slowdown occurs.

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

     Methode has amended its complaint to add Stratos Lightwave Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff. Methode sought to amend its complaint to also allege that we infringe a sixth patent, which purportedly relates to certain aspects of our GBIC products. Methode has since withdrawn its motion to amend with respect to the sixth patent, though Methode and Stratos remains free to reassert the claim at a later time, whether in the current action or in a separate proceeding. For the quarter ended June 30, 2001, sales of our 1x9 pin configuration products alleged to infringe the Methode/Stratos patents accounted for 20.0% of our total revenue. Sales of our products alleged to infringe the other Methode/Stratos patents represented an immaterial amount of our total revenue for the quarter ended June 30, 2001.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights in the networking technologies industry. Many companies aggressively use their patent portfolios to bring infringement claims against competitors. As a result, we may be a party to litigation or be involved in disputes over our alleged infringement in the future of other intellectual property owned by Methode or Stratos or the intellectual property of others, in addition to our current dispute with Methode. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and prevent us from making or selling some of our products. These lawsuits, regardless of their merit, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

     We will need to attract and retain highly qualified managers, sales and marketing and technical support personnel. Competition for specialized personnel in our industry is intense and we may not be able to hire sufficient personnel to achieve our goals. We have had difficulty hiring the necessary engineering, sales and marketing and management personnel to support our goals. If we fail to hire and retain qualified personnel, our product development efforts and customer relations will suffer. Our key management personnel have limited experience in managing the growth of technologically complex businesses in a rapidly evolving environment. If we are unable to manage our growth effectively, we will incur additional expenses which will negatively impact our operating results.

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

     We have historically relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future. We currently purchase substantially all of our lasers and to a lesser extent, other optical components from Furukawa. We currently have no written agreements with Furukawa with respect to our research and development and supply relationship. We cannot assure you that Furukawa will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components. We believe that our past business dealings with Furukawa and its subsidiaries and affiliates were on terms that were no less favorable than terms that would be available from third parties for similar transactions. We intend to continue to maintain our relationship with Furukawa and Furukawa will continue to control us. The terms of future transactions with Furukawa may or may not be comparable to those that would be available from unaffiliated third parties.

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

     Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of June 30, 2001, represented 94.1% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

Our stock price is volatile and you may be unable to resell your shares at or above your purchase price.

     The trading price of our common stock has fluctuated substantially since our initial public offering in November 2000. The stock market in general and the Nasdaq National Market and stocks of technology companies in particular, have experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. This litigation could result in substantial costs and a diversion of management's resources, which would significantly harm our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are currently exposed to interest rate risk on our existing term loan and revolving credit facility. Our variable rate debt consists of term loan borrowing of $2.4 million. To date we have not utilized our floating rate debt under the revolving credit facility.

     If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $24,000. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

     Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

                                    PART II.
                        OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

     On October 15, 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us in the United States District Court for the Northern District of California, seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some claims contained in Methode's U.S. Patents Nos. 5,528,408, 5,717,533, 5,734,558, 5,864,468 and 5,879,173. Methode alleges that the `408 and `468 Patents relate to technology incorporated in our 1x9 pin configuration products, such as our singlemode SONET/SDH transceivers products. These products combine fiber optic transmitters and receivers in one module that conforms to the internationally agreed SONET/SDH telecommunications standard protocol. Methode alleges that the `533, `558 and `173 Patents (the "GBIC Patents") relate to the technology incorporated in our gigabit interface converter, or GBIC, products, such as our Gigabit Ethernet and Fibre Channel products. Our GBIC products are a type of transceiver.

     On December 17, 1999, we filed an answer to Methode's complaint denying its claims of infringement and asserting a number of defenses, including noninfringement and invalidity of the asserted patents. On June 27, 2000, Methode filed a motion for leave to amend its complaint to add Stratos Lightwave, Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff and to allege that certain aspects of our GBIC products infringe U.S. Reissue Patent No. 36,820 (a reissue of U.S. Patent No. 5,546,281). The court has now added Stratos as a plaintiff to the lawsuit. Methode withdrew its motion to amend with respect to the RE `820 Patent, although Methode and Stratos may later seek to amend the complaint again to allege infringement of the claims of the RE `820 Patent, or they may later file a separate proceeding against us alleging infringement of the reissued patent's claims. For the quarter ended June 30, 2001, sales of our 1x9 pin configuration products alleged to infringe the `408 and `468 Patents accounted for 20.0% of our total revenue. For the quarter ended June 30, 2001, sales of our GBIC products alleged to infringe the `533, `558, `173 and RE `820 Patents represented an immaterial amount of our total revenue.

     The court granted a motion by us and Infineon to stay that part of the case relating to the claims involving the `408 and `468 Patents, and our 1x9 pin configuration products, pending the completion of the Patent and Trademark Office's re-examination of the `408 Patent. In the reexamination, Methode requested that the Patent and Trademark Office reexamine the claims of the `408 Patent in view of prior art that was not considered by the Patent and Trademark Office prior to the patent's issuance. In November 2000, the Patent and Trademark Office issued a final office action rejecting all claims of the `408 Patent. Stratos, as assignee of the `408 Patent, has appealed the final rejection to the Patent and Trademark Office's Board of Patent Appeals. That part of the lawsuit remains stayed.

     The parties have exchanged extensive "Initial Disclosures" and supplemental disclosures of information mandated by the court's local rules. The parties have also conducted and continue to conduct formal discovery regarding the issues in the active part of the case. On June 22, 2001, the court entered an Order Re Claim Construction, in which the court defined three GBIC Patent claim terms disputed by the parties. The parties have agreed upon the interpretation of the other GBIC Patent claim terms at issue. Under the court's current case management schedule, discovery in the case will remain open until April 2002. Unless the case terminates through dispositive motions or through settlement, trial is scheduled to commence in September 2002.

     We intend to defend ourselves vigorously in this lawsuit. However, the outcome of this lawsuit is uncertain. Our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. We expect to incur greater legal fees and expenses in connection with this lawsuit. If the Methode/Stratos patents are found to be valid and enforceable and our products are found to infringe, we may be enjoined from manufacturing or selling some of our products, we may be liable for significant monetary damages, and we may have to obtain a license from Methode and Stratos to use the patented technology, any of which could harm our business. If we are required to obtain a license to any of the Methode/Stratos patents, such a license may not be available from them on commercially reasonable terms, if at all. See "Risk Factors - If we are unsuccessful in defending against Methode's and Stratos's lawsuit for patent infringement, we may be required to pay significant monetary damages to Methode and may be enjoined from manufacturing and selling some of our products."

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

          Not applicable.

          (b) Report on Form 8-K filed during the quarter ended June 30, 2001:

          Not applicable.




                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OPTICAL COMMUNICATION PRODUCTS, INC.,
                                   a Delaware corporation


Date:  August 10, 2001             By:  /s/ Muoi Van Tran
       ---------------                  -----------------
                                        Name:  Muoi Van Tran
                                        Title: Chief Executive Officer and
                                               President

Date:  August 10, 2001             By:  /s/ Susie Nemeti
       ---------------                  -----------------
                                        Name:  Susie Nemeti
                                        Title:  Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)