Form 10-K
period 2001-09-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2001-12-21
CIK 1122668

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE
     ACT OF 1934

                 For the fiscal year ended September 30, 2001

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to

                       Commission file number 000-31861

                                ---------------

                     OPTICAL COMMUNICATION PRODUCTS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                                ---------------

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

          Securities registered pursuant to Section 12(g) of the Act:

                                                       Name of each exchange
            Title of each class                         on which registered
            -------------------                        ---------------------
      Common Stock, $0.001 par value                The Nasdaq National Market

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [_]

  As of December 5, 2001, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $62,947,715 (based upon the last closing price for shares of the Registrant's Common Stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of December 5, 2001, there were approximately 42,038,300 shares of Class A Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                             FORM 10K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I. ................................................................   1

     ITEM 1.  BUSINESS..................................................    1
     ITEM 2.  PROPERTIES................................................   23
     ITEM 3.  LEGAL PROCEEDINGS.........................................   23
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   25

 PART II. ...............................................................  26

     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS.......................................   26
     ITEM 6.  SELECTED FINANCIAL DATA...................................   27
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................   27
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................   36
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............   36
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................   36

 PART III. ..............................................................  37

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........   37
     ITEM 11. EXECUTIVE COMPENSATION....................................   37
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................   37
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   37

 PART IV. ...............................................................  38

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8K...................................................   38

  This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 13 of this Report, and the other documents we file with the Securities and Exchange Commission ("SEC"), including our most recent reports on Form 8-K and Form 10-K, and amendments thereto. All forward-looking statements attributable to Optical Communication Products are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

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

  The Company was founded in October 1991 with initial funding from The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). We offer a comprehensive line of high performance, cost-effective solutions to our customers supported by volume production capabilities. We believe that our close working relationship with leading fiber optic communication equipment manufacturers allows us to quickly design and build advanced fiber optic subsystems and modules, enabling our customers to focus on their core competencies in designing and building overall systems. Our customers include communication equipment manufacturers, such as Acterna Corporation, Alcatel, CIENA, Cisco Systems, ECI Telecom, Lucent Technologies, Marconi Communications, Nortel Networks, Redback Networks and Unisphere Networks some of whom purchase through contract manufacturers such as Celestica, Flextronics, Jabil Circuits, Sanmina, SCI Systems, and Solectron.

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

 Metropolitan area networks

  Metro core networks--Metro core networks are the distribution points between long-haul networks and metro access networks. In a typical system, a long-haul network connects to a city-wide metropolitan area network through which long-haul data is aggregated by network managers, such as Internet service providers, and distributed to local users via an access network. Metro core networks enable enterprises and communication providers to interconnect network systems over areas from as small as a city block or corporate campus to a wider geographic area.

  Metro access networks--Metro access networks connect business and residential end-users to metro core networks. These end-users have increasingly demanded high-speed connections to take advantage of new data-intensive computer and multimedia applications and to keep up with higher speed local area networks that feed into access networks. Access networks traditionally have used relatively slow copper cable based connections. A number of high-speed transmission technologies have been developed to improve the speed of access networks, including digital technologies such as digital subscriber line, or DSL, integrated services digital network, or ISDN, and cable modem technologies. DSL and ISDN technologies utilize the legacy copper-based infrastructure to provide users with increased bandwidth at low cost. Cable modems, which connect computers to local cable TV lines, also provide users with access to high bandwidth at low cost. As these high data rates and new services become more widely available to end-users, legacy copper cable connections are expected to become increasingly insufficient to meet demand. Consequently, communication service providers are beginning to deploy fiber optic cable directly to end-users or to neighborhood distribution points, enabling the business or residential end-user to obtain a wide range of current and future services.

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

 Market Opportunity

  With the substantial and increasing volumes of voice and data being transmitted across long-haul and premises networks, metropolitan area networks are often the limiting factor in overall network performance. Premises networks are also increasingly requiring greater bandwidth and performance capabilities to address congestion caused by increased voice and data traffic and number of end-users. As a result, network managers have been upgrading their premises networks to higher speeds using optical transmission technologies and high-speed networking standards such as Gigabit Ethernet and Fibre Channel.

  As demand for bandwidth grows, communication service providers will require increasingly sophisticated systems for metropolitan area networks and high-speed premises networks. These systems must meet the unique requirements of the metropolitan area networks and high-speed premises networks, such as cost-effectiveness and reliability in harsh environmental conditions. Historically, metropolitan area network infrastructure has been supplied by large vertically integrated fiber optic communication equipment manufacturers, which manufactured their own fiber optic components such as lasers and photodiodes. The demand for new fiber optic networks has led to the expansion of production by existing fiber optic communication equipment manufacturers, as well as the creation of new companies offering cost-effective fiber optic systems. These new companies are typically not vertically integrated and do not employ system design teams to create mixed analog/digital circuits required for laser and photodiode interfaces.

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

 Current Industry Environment

  During the fiscal year ended September 30, 2001, the telecommunications sector, and in particular the fiber optic networking sector, suffered a severe downturn. System providers are scaling back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers' sales declined, they have relied on their excess component inventories to meet reduced demand and have moved to reduce their overall component and module inventory levels. Consequently, the slowdown continues to have a negative impact on our business as we face declining sales as the result of our customers' declining business and the resulting adjustment to their inventory levels. See "Business--Risk Factors--Unfavorable current economic and market conditions have resulted in decreased sales and increased difficulty predicting our future operating results." and "--General economic factors could negatively impact our growth plan."

  However, despite the slowdown in the industry, we believe that the future market for optical components remains very promising. We believe that Internet traffic, an important driver of fiber optic network expansion, will continue to grow in future years with an increasingly large portion of this traffic expected to include the transfer of data intensive applications requiring expanded network capacity and transmission speed, such as full motion video, multi-channel high quality audio, video conferencing, and movement of large blocks of stored data across networks. With the rapid build-out of the long-haul network in recent years, network congestion and limitations in overall network performance remain primarily at the metropolitan area network and high-speed premises network levels. We believe that once the industry recovers from its current downturn, communication service providers and equipment manufacturers will focus on relieving the bottleneck at the metropolitan area network and high-speed premises network levels. Accordingly, we believe that specific sectors in the industry, such as the metropolitan area networks and high-speed premises networks, will experience particularly strong growth when the industry recovers. However, given our current lack of visibility, we cannot provide any assurance as to the timing or extent of any industry recovery or as to any increase in business or other benefits that we may receive as a result thereof.

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

  We provide our customers with the following key benefits:

  . High-performance, high reliability, cost-effective products--Our portfolio of high performance subsystems and modules enables fiber optic metropolitan area networks and high-speed premises networks to operate at high data transmission rates, transmit signals over a variety of distances up to 80 km and operate in wide temperature ranges of between -40 degrees Celsius to 85 degrees Celsius.

     Our products are engineered using advanced packaging technologies and feature low levels of radiated electromagnetic interference. Our products are qualified under requirements established by Telcordia (Bellcore), an engineering and administrative services consortium that establishes industry standards and specifications for the telecommunications, wireless and fiber optic industries. The Telcordia requirements relate to the environmental, electrical and optical testing for fiber optic transmitters and receivers, to ensure that they offer the high reliability required for critical applications. Our products are engineered to meet the specific distance, temperature and other performance requirements of the metropolitan area and high-speed premises market.

  . Comprehensive product line--Our comprehensive fiber optic product line provides fiber optic communication equipment manufacturers with a broad range of solutions for metropolitan area and high-speed premises networks. Our subsystems and modules are available with all the common fiber optic interfaces, and are available in a wide variety of package styles. They support a wide range of data rates, standards, wavelengths and transmission distances.

  . Innovative design capabilities--We believe that our expertise in high-speed electronic circuit design and packaging of fiber optic devices, enhanced by our close working relationships with customers, enables us to provide innovative subsystems and modules for the metropolitan area and high-speed premises networks. Our engineers work closely with Furukawa and other suppliers to combine advanced semiconductor lasers and custom fiber optic packaging techniques. We also have expertise in designing the complex transmitter circuitry that converts a digital logic signal into the proper signal for the laser or light emitting diode. We design and manufacture our own fiber optic receiver subassemblies using our proprietary automated processes. As a result of our fiber optic device design expertise and our close customer relationships, we are able to quickly adapt our products to respond to new standards and our customers' requirements for subsystems and modules.

  . Reduced time to market--Our subsystems and modules allow fiber optic communication equipment manufacturers to design and assemble fiber optic interfaces as easily as standard electronic components by eliminating the need for complex setup of individual lasers or receivers. By designing our products closely with our customers, our product designs allow our customers to shorten their design cycle times which allows them to develop and bring new products to market quickly.

  . Scalable manufacturing capabilities--Our broad portfolio of products use modular designs which enable us to rapidly configure and manufacture subsystems and modules to meet each customers specifications and to rapidly scale our production to deliver these products in volume. We can easily customize our products for example by implementing different electrical connections, or pin configurations, voltages and package sizes as requested by our customers, without impairing the functionality of our products.

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

 Current products

  Transmitters and Receivers--Transmitters convert an electronic digital input signal into an optical output signal for transmission over a fiber optic network. Receivers detect optical signals from a fiber optic network and convert them into an electronic signal in standard digital/logic format for further signal processing. We offer separate transmitter and receiver modules that provide our customers with the greatest flexibility in product design by allowing them to place transmitters and receivers separately according to design specifications.

  Our optical transmitter and receiver products support the SONET/SDH, Fast Ethernet, Gigabit Ethernet and Fibre Channel transmission standards and are offered in a wide range of data rates, transmission distances and packaging options.

  DWDM Transmitter--Dense wavelength division multiplexing, or DWDM, transmitters allow the mixing of optical signals using different standards such as SONET/SDH, asynchronous transfer mode, or ATM, and Gigabit Ethernet, by utlizing different wavelengths. Our DWDM transmitters are available in a compact, low-profile 24-pin package along with two supply voltage options and will operate in the temperature range of -20(degrees)C to +70(degrees)C. Also, the transmitters are provided with additional functions such as disable inputs, LD degradation alarm, and wavelength deviation alarm signals.

  Transceivers--Optical transceivers are products that contain both a transmitter and a receiver in a single device and serve as high data rate interconnects between network devices, such as hubs, switches, servers and storage elements. Our optical transceivers are available in a wide variety of fiber optic interfaces, or form factors, and support a wide range of data rates, wavelengths, modes and transmission distances. Our transceivers support the SONET/SDH, Fast Ethernet, Gigabit Ethernet and Fibre Channel transmission standards.

  CWDM Transceivers--Coarse wavelength division multiplexing, or CWDM, transceivers allow the mixing of optical signals by utilizing different wavelengths. The CWDM transceivers uses lasers with a wide channel wavelength spacing, typically 20 nm, which allows the equipment to achieve a lower overall system cost. This lower cost is the result of a lower transmitter cost since no temperature and wavelength control is needed, as well as a lower optical MUX/DMUX cost due to wider tolerance on the wavelength stability and bandwidth.

  Our CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC and SFF, and provide four wavelength channels at nominally 1510 nm, 1530 nm, 1550 nm and 1570 nm. They are available in a multi-rate format which allows operation at all speeds from 100 Mbd Ethernet up to Gigabit Ethernet.

  SFP Transceivers--Small form-factor pluggable, or SFP, transceivers are "hot-pluggable" optical transceivers which can be removed or inserted into the equipment without turning off the power of the system. This feature allow our customers to readily reconfigured their systems without interrupting their network services, thereby, eliminating system downtime during upgrades and maintenance.

  Our SFP transceiver is available in a variety of distances and speeds and uses the popular small form factor LC fiber optic connector interface, allowing fiber optic equipment makers to increase their port density. They are also offered in speeds from 155 Mbd up to 1250 Mbd including multimode LED and 850nm VCSEL as well as singlemode 1310 and 1550 nm lasers.

  Transponders--Our optical transponders combine the functionality of a transceiver with integrated circuits for electronic multiplexing and demultiplexing in the same package. We have provided samples of these products to customers for initial testing. Multiplexers are paired with transmitters and allow the system designer to combine multiple low-speed electronic data streams onto a single optical wavelength, while demultiplexers and receivers reverse this process. The transmitter portion of the transponder accepts sixteen 155 Mb/s electronic signals, multiplexes them together and provides at the output a single 2,488 Mb/s optical signal. The receiver portion of the transponder performs the reverse function, namely accepting a single optical signal and providing back sixteen 155 Mb/s electronic signals. The advantage of this product is the compact overall design that minimizes the equipment size and the low speed electronic interface that simplifies our customers printed circuit design. As equipment speeds increase, this type of product is becoming widely used.

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

  We plan to introduce multi-channel optical transmitters, receivers and transceivers using both DWDM and CWDM technologies. These are being designed to allow the mixing of optical signals using different standards, such as SONET/SDH, asynchronous transfer mode, or ATM and Gigabit Ethernet, by utilizing different wavelengths. We also plan to develop a series of pluggable transceivers for applications in the different standards.

  We believe that some of our competitors are developing similar products to those that we have under development. While we are currently developing products in all of the areas described above, we may choose to prioritize or redirect our development efforts in response to market demands. Therefore, it is not certain that we will introduce products for all of the categories listed above.

Customers

  We sell our products to fiber optic communication equipment manufacturers directly and through contract manufacturers who incorporate them into systems they assemble for fiber optic communication equipment manufacturers. Contract manufacturers assemble specific products for fiber optic communication equipment manufacturers. We define our customers as fiber optic communication equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers, such as Celestica, Flextronics, Jabil Circuits, Sanmina, SCI Systems, and Solectron. Fiber optic communication equipment manufacturers make the purchasing decisions on substantially all of the products we sell through contract manufacturers. We typically do not enter into long-term contracts with our customers.

  A small number of customers have historically accounted for a significant portion of our total revenue. For the fiscal year ended September 30, 2001, our 10 largest customers accounted for 74.2% of our total revenue, with Alcatel and Cisco Systems (including sales to each of their contract manufacturers) accounting for approximately 20.9% and 19.8% of our total revenue, respectively. No other customer accounted for more than 10.0% of our revenue during the fiscal year ended September 30, 2001.

  For financial reporting purposes, we consider our customers to be the contract manufacturers and fiber optic communications equipment manufacturers who place purchase orders with us or otherwise purchase our products directly. For the fiscal year ended September 30, 2001, revenue from our two largest direct sales customers, Cisco Systems and Alcatel USA Sourcing L.P., accounted for 12.7% and 10.5%, respectively, of our total revenue. No other direct sales customer accounted for more than 10% of our total revenue. See "Business--Risk Factors--We derive a significant portion of our total revenue from a few significant customers, and our total revenue may decline significantly if any of these customers cancels, reduces or delays purchases of our products or extracts price concessions from us."

Technology

  The development and manufacture of high-performance fiber optic subsystems and modules for metropolitan area networks and high-speed premises networks require diverse technical skills and expertise. We believe that our understanding of fundamental optical devices, their packaging and high speed circuit design allows us to extend the performance of low cost packaging and technology, which we originally designed for smaller local area networks, to provide the high-performance required for fiber optic metropolitan area networks and high-speed premises networks. Key elements of our technological capabilities include:

  . Optical device technology--We understand the performance requirements for optical devices in fiber optic systems. There is a wide range of optical source and detector technologies available, and these must be optimized for each application. We have design expertise with six different types of light sources used to send light along a fiber, and three different types of detector technologies. Each of these devices has performance characteristics which must be carefully chosen to meet specific system requirements

  . Optical packaging/subassembly design--We work closely with Furukawa and other suppliers to combine advanced semiconductor laser designs and custom optical packaging techniques to produce advanced optical subassemblies. Less than one micron tolerances, or variability in the alignment of components, are required in these laser packages and reliability specifications require us to hold these mechanical tolerances over a wide range of temperatures and the specified life of our products. A micron is one thousandth of a millimeter. We believe these designs and technologies improve the performance of our products as well as enhance yields and reduce material costs. We also design our receiver packages for automated assembly, and we design and manufacture our own optical subassemblies for our receivers. This allows us to provide design flexibility, high-performance and the ability to manufacture in volume.

  . Links with Furukawa--We have worked closely with Furukawa to develop new optical devices for our products using technology that they have developed. Furukawa supplies us with the majority of the optical devices, such as lasers, needed for some of the optical subassemblies used in our products.

  . Electronic circuit design--We have the expertise to design complex transmitter circuitry that converts a digital logic signal into the proper signal for the laser or light emitting diode. This circuit has compensation and feedback control loops which change the current to maintain constant optical power output. This electronic signal must also be modulated and the waveform of the modulation must be carefully controlled to ensure that the optical output meets the fiber optic communications equipment manufacturer's defined specifications. We also have considerable expertise in designing receivers to minimize the effects of external noise that can significantly affect the performance of a receiver. Our products operate at speeds up to 2.5 Gb/s and we are working to develop future products to work at 10 Gb/s. At these speeds, microwave and radio frequency design techniques must be used to ensure that the waveforms do not degrade and meet the parameters defined in standards. We believe our technical competencies in these areas enable us to produce fiber optic subsystems and modules with low electromagnetic interference emission levels.

  . Fast product development cycle time--Our products are designed using a building block approach that allows us to combine different subassemblies in different ways to provide a wide range of products. Our integrated subassemblies allow us to quickly adapt our products to respond to new standards and our customers' requirements for special subsystems and modules. This ability, in combination with our market knowledge, allows us to select the commercial opportunities we believe to be the best and provide samples and production volumes in very short time frames.

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

  We purchase several key components for our products from a limited number of suppliers. The components that we purchase include integrated circuits, lasers, light emitting diodes, vertical cavity surface-emitting lasers, photodiode devices and other passive electronic components. We have periodically experienced shortages and delivery delays for these materials. Because we operate in an industry where material supplies are constrained, we maintain an inventory of some limited source components to decrease the risk of shortage. As a result, we have excess inventory of these components which have led to write downs of excess inventory.

Research and Development

  In fiscal 1999, 2000 and 2001, our research and development expenses were $1.1 million, $2.5 million and $3.0 million, respectively. We also incurred development costs of $84,000 paid to Furukawa in 2000 for the automation of our product testing procedure. We believe that our experienced optics engineers and the modular nature of our products allowed us to enjoy relatively low research and development expenses in the past. In addition, Furukawa has developed a number of innovative components that we have integrated into our products and has assisted in the automation of key portions of our manufacturing process. We plan to continue to collaborate with Furukawa as we expand our internal research and development capabilities. However, we have no research contracts or agreements with Furukawa at this time.

  We expect to increase our total research and development expenses to provide resources to develop new product lines and fund development contracts with universities, research institutes and companies. As a result, we expect our future research and development expenses to increase in absolute dollars and as a percentage of revenue. We will continue to focus our research and development activities on enhancing our existing products, developing new products to meet the evolving needs of our customers within our existing markets and supporting emerging standards that are consistent with our product strategies.

Sales, Marketing and Technical Support

  We market and sell our products primarily through our direct sales force supported by independent manufacturers' representatives and distributors. We focus our marketing on fiber optic communication equipment manufacturers in the fiber optic metropolitan area and high-speed premises networks markets. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers' representatives and distributors. Our direct sales force is located in our sales offices in Chatsworth, California, Franklin, Massachusetts, Bury St. Edmunds, England, Richardson, Texas and Ottawa, Canada. We plan to expand our direct sales force and open an additional sales office in San Jose, California. Our customer service department in our Chatsworth facility provides day-to-day updates on orders and deliveries to our customers.

  We have established contractual relationships with manufacturers' representatives and distributors in North America, Europe, Israel and Asia. Manufacturers' representatives and distributors are third parties who provide commercial and technical support in selling our products to customers. Manufacturers' representatives represent us with customers, but customers place orders directly with us. We pay the manufacturers' representatives a fee for this service. Distributors perform the same function, but differ in that the distributor buys products from us and resells them at a profit to the end customer. We have short-term contracts with our manufacturers' representatives and distributors which can be cancelled by either party upon 30 days notice. We have an office in England which provides commercial and technical support to our customers in Europe. We also have an office in Ottawa, Canada which provides commercial and technical support to our customers in Canada. We intend to expand our indirect sales activity by establishing relationships with additional independent manufacturer's representatives and distributors. Please refer to Note 12 to our Notes to Financial Statements for further information about our geographic areas.

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

  .  price characteristics;

  .  ability to rapidly scale production for high volumes; and

  .  data rate, port density and other performance features.

  We believe that we have established a favorable position in the metropolitan area and high-speed premises network markets by identifying and focusing on fiber optic subsystems and modules specifically for these markets. We believe that we have a combination of comprehensive product offerings, management and design expertise, market understanding and manufacturing capabilities that are focused on these markets. We compete primarily with Agere Systems, Agilent Technologies, ExceLight Communications, Finisar, Infineon Technologies, IBM, JDS Uniphase, Luminent, Stratos Lightwave and Tyco International. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. We have competitors for all of our current products. However, we believe that we do not have a single competitor that offers the same range of products as us.

  Our products may also compete with technologies that provide alternatives to optical networking, including fixed and mobile radio, free space point-to-point optical transmission and copper-based technologies such as digital subscriber line, or DSL, and cable modems. Most of these technologies provide lower speed and shorter distance capabilities than optical networking technologies, but may provide certain advantages such as lower costs and mobile capabilities. However, in our primary market for high-speed communications, we do not expect to face significant competition from these technologies in the future. See "Business--Risk Factors--Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors' products rather than our products or develop internal capabilities to produce their own fiber optic subsystems and modules."

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

  Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business. See "Business--Risk Factors--If we are unable to protect our proprietary technology, this technology could be misappropriated, which would make it difficult for us to compete in our industry." From time-to-time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. We are currently defendants in an alleged infringement lawsuit brought by Methode Electronics, Inc. and Stratos Lightwave, Inc. For further details see "Legal Proceedings." Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us is successful, we could be liable for significant monetary damages. If we cannot obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed. See "Business--Risk Factors--We could be subjected to additional litigation regarding intellectual property rights, which may divert management attention, cause us to incur significant costs or prevent us from selling our products."

Employees

  As of September 30, 2001, we had 285 full-time employees and no part-time employees. On July 30, 2001, we announced the elimination of approximately 110 jobs, primarily in the manufacturing area, effective during our fourth quarter. Positions in research and development and sales and marketing were not affected. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Notwithstanding the current downturn, we consider our employee relations to be generally good.

Our Relationship with Furukawa

  We were incorporated as a California corporation in October 1991. In November 1991, a wholly owned subsidiary of The Furukawa Electric Co., Ltd. provided our initial capital investment. Furukawa, a publicly held company incorporated under the laws of Japan, is one of the world's leading manufacturers of electric wire and cable, nonferrous metals and related products. It also provides engineering services, including the installation of power and telecommunications cables, and is a major manufacturer of fiber optic cable. Furukawa's stock is publicly traded on the Tokyo Exchange Nikkei in Japan. Furukawa beneficially owns all of our outstanding Class B common stock, which as of December 5, 2001 represented 61.1% of our outstanding shares of common stock and 94.0% of the combined voting power of all of our outstanding common stock.

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

  We currently purchase the majority of lasers from Furukawa using short-term purchase orders. These lasers are critical parts in the manufacture of our subsystems and modules. We have enjoyed a reliable supply of these critical components from Furukawa in the past. However, we do not have a long-term supply contract with Furukawa and we have no plans to enter into a long-term supply contract in the future. Consequently, we may in the future seek alternative suppliers or to develop our own laser production capabilities.

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

  The current downturn in our industry have caused communications service providers to reduced their capital spending on fiber optic equipment and delayed the deployment of new and build-out of existing fiber optic networks. As a result, our growth rate has been significantly lower than our historical quarterly growth rate. For example, during the third and fourth quarter of fiscal 2001, revenue decreased 17.9% and 62.3%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry.

  As the result of currently unfavorable economic and market conditions, (a) our revenue is declining, (b) we are unable to predict future revenue accurately, and (c) we are currently unable to provide guidance for future financial performance. The conditions contributing to this difficulty include:

  . uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers and, ultimately we, depend for revenue;

  . the telecommunications carriers' current limited access to the capital required for expansion;

  . our customers decreasing their excess inventory levels, which, in turn, reduces our revenue;

  .  lower near term revenue visibility; and

  .  general market and economic uncertainty.

  Based on these and other factors, many of our major customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. As a result, our revenue in future periods may continue to decline. In addition, our ability to meet financial expectations for future periods may be harmed.

We are dependent on a limited number of suppliers for most of our key components. If these suppliers are unable to meet our manufacturing requirements, we may experience production delays leading to delays in shipments, increased costs and cancellation of orders for our products.

  We purchase several key components that we incorporate into our products from a limited number of suppliers. We also purchase the majority of lasers from Furukawa. We do not have long-term supply contracts with any of our key suppliers. Our dependence on a small number of suppliers and our lack of long-term supply contracts exposes us to several risks, including our potential inability to obtain an adequate supply of quality components, price increases and late deliveries. We have experienced shortages and delays in obtaining key components in the past and expect to experience shortages and delays in the future.

  In the past, industry capacity has been constrained and some of our component suppliers placed limits on the number of components sold to us. If industry capacity becomes constrained in the future, our component suppliers may place similar limits on us. We do not have any control over these limits, and our suppliers may choose to allocate more of their production to our competitors. In addition, our suppliers could discontinue the manufacture or supply of these components at any time.

  A disruption in, or termination of, our supply relationship with Furukawa or any of our other key suppliers, or our inability to develop relationships with new suppliers would interrupt and delay the manufacturing of our products which could result in delays in our revenue or the cancellation of orders for our products. We may not be able to identify and integrate alternative suppliers in a timely fashion, or at all. Any transition to alternative suppliers would likely result in delays in shipment, quality control issues and increased expenses, any of which would limit our ability to deliver products to our customers. Furthermore, if we are unable to identify an alternative source of supply, we may have to redesign or modify our products, which would cause delays in shipments, increase design and manufacturing costs and require us to increase the prices of our products.

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

General economic factors could negatively impact our growth plan.

  During our fiscal year ended September 30, 2001, unfavorable economic conditions in the United States detrimentally affected the U.S. manufacturing industry and sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers during this period indicate that there is a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce existing inventories. Based on these and other factors, some of our customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. In addition, the economic slowdown has required us to aggressively manage our costs and expenses, including our July 2001 announcement of the elimination of approximately 110 jobs primarily in the manufacturing area, and may require us to implement further cost management procedures in the future. Our business, operating results and financial condition will suffer if economic conditions in the United States worsen, the fiber optics equipment market continues to slowdown, or if a wider or global economic slowdown occurs.

If we do not develop and introduce new products with higher average selling prices in a timely manner, the overall average selling prices of our products will decrease.

  The market for fiber optic subsystems and modules is characterized by declining average selling prices for existing products due to increased competition, the introduction of new products, product obsolescence and increased unit volumes as manufacturers deploy new network equipment. We have in the past experienced, and in the future may experience, period-to-period fluctuations in operating results due to declines in our overall average selling prices. We anticipate that the selling prices for our existing products will decrease in the future in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions. Therefore, we must continue to develop and introduce new products that can be sold at higher prices on a timely basis to maintain our overall average selling prices. Failure to do so could cause our revenue and gross margins to decline.

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

If we fail to predict our manufacturing requirements accurately, we could incur additional carrying costs and have excess and obsolete inventory or experience manufacturing delays, which could cause us to lose orders or customers.

  We currently use historical data, a backlog of orders and estimates of future requirements to determine our demand for components and materials. We must accurately predict both the demand for our products and the lead-time required to obtain the necessary components and materials. Lead times for components and materials vary significantly, depending on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. We generally maintain excess inventory of parts which increases our inventory carrying costs and periodically causes us to have excess and obsolete inventory. However, if we were to underestimate our purchasing requirements, manufacturing could be interrupted, resulting in delays in shipments.

Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors' products rather than our products or develop internal capabilities to produce their own fiber optic subsystems and modules.

  The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Agere Systems, Agilent Technologies, ExceLight Communications, Finisar, Infineon Technologies, IBM, JDS Uniphase, Luminent, Stratos Lightwave and Tyco International. We also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our products address. The development of alternative solutions to fiber optic transmission problems by our competitors, particularly systems companies that also manufacture modules, such as Alcatel (via Alcatel Optronics), Fujitsu, and Nortel Networks, could significantly limit our growth and harm our competitive position.

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

  In 2000, Methode sought to amend its complaint to add Stratos Lightwave Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff and to allege that we infringe a sixth patent, which purportedly relates to certain aspects of our GBIC products. Methode withdrew its motion to amend with respect to the sixth patent, though Methode remains free to reassert the claim at a later time, whether in the current action or in a separate proceeding. The court later added Stratos as a plaintiff to the lawsuit. For the fiscal year ended September 30, 2001, sales of our 1x9 pin configuration products alleged to infringe the Methode patents accounted for 31.7% of our total revenue. Sales of our products alleged to infringe the other Methode patents represented an immaterial amount of our total revenue for the fiscal year ended September 30, 2001.

  In recent discussions among the parties' counsel, Methode has indicated that it believes our recently released Small Form Factor Pluggable, or SFP, transceiver infringes one or more of Methode's patents, including the patents at issue in the current action. Methode has also indicated that it believes our Small Form Factor, or SFF, transceiver infringes Methode patents. While Methode has filed actions against other manufacturers regarding such transceivers, Methode has not filed any additional actions against us, nor has Methode attempted to add SFPs, SFFs or any other transceivers as additional accused devices in the current action. In the event that Methode filed a lawsuit (or sought to amend its current lawsuit) and charged us with infringement through the manufacture and sale of these transceivers, an unfavorable resolution of such a lawsuit could have a material adverse impact on our business.

  Trial is scheduled to commence in September 2002. We intend to defend ourselves vigorously in this lawsuit. The outcome of this lawsuit, however, is uncertain. Our expenses and other resources expended on this lawsuit have been greater in fiscal year end September 30, 2001 than in prior years. As this lawsuit progresses, we expect to incur greater legal fees and expenses. In addition, our defense of this lawsuit is expected to divert the efforts and attention of our key management and technical personnel. As a result, our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. If Methode's patents are found to be valid and enforceable and our products are found to infringe, we may be enjoined from manufacturing or selling some of our products, we may be liable for significant monetary damages and/or we may be required to obtain a license from Methode to use its patented technology, any of which could disrupt our ability to manufacture and sell our products. If we are required to obtain a license to any of Methode's patents, such license may not be available from Methode on commercially reasonable terms, if at all. For additional details regarding this lawsuit, see "Legal Proceedings."

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

If we are unable to generate adequate additional revenue as a result of the planned expansion of our sales operations, our competitive position may be harmed and our revenue or margins may decline.

  Historically, we have relied primarily on a limited direct sales force, supported by third party manufacturers' representatives and distributors, to sell our products. Our sales strategy focuses primarily on developing and expanding our direct sales force, manufacturers' representatives and distributors. We will incur significant costs related to the expansion of our sales operations. If the expansion of our sales operations does not generate adequate additional revenue, the cost of any expansion may exceed the revenue generated, and our margins may decline. To the extent we are unsuccessful in expanding our direct sales force, we will likely be unable to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant manufacturers' representatives or distributors, or if these representatives or distributors are not successful in their sales or marketing efforts, sales of our products may decrease and our competitive position would be harmed. Our representatives or distributors may not market our products effectively or may not continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our domestic sales and support staff or maintain existing or establish new relationships with manufacturer representatives and distributors would harm our revenue and result in declining margins.

The market for our products is new and is characterized by rapid technological changes and evolving industry standards. If we do not respond to the changes in a timely manner, our products likely will not achieve market acceptance.

  The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a successful and timely basis. We plan to increase our budget for research and development of new products and technology. Since these costs are expensed as incurred, we expect a negative impact on our reported net income. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our revenue will decline.

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

Recent terrorist activities and resulting military and other actions could adversely affect our business.

  Recent terrorist attacks in the United States, as well as continued threats of terrorism within the United States and abroad and current and future military response to them have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism and the heightened security measures in response to such threats have and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our Class A common stock and on the future price of our Class A common stock.

Our success depends on our key personnel, including our executive officers, the loss of any of whom could harm our business.

  Our success depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Muoi Van Tran, our Chief Executive Officer and President, Susie Nemeti, our Chief Financial Officer and Vice President of Finance and Administration, and Mohammad Ghorbanali, our Chief Operating Officer and Vice President of Technical Operations. Competition for employees in our industry is intense. We do not have life insurance policies covering any of our executives. There can be no assurance that we will be successful in retaining such key personnel, or that we will be successful in hiring replacements or additional key personnel. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy. See "Management."

  We will need to attract and retain highly qualified managers, sales and marketing and technical support personnel. We have had difficulty hiring the necessary engineering, sales and marketing and management personnel in the past. If we fail to hire and retain qualified personnel when needed, our product development efforts and customer relations will suffer. Our key management personnel have limited experience in managing the growth of technologically complex businesses in a rapidly evolving environment. If we are unable to manage our growth effectively, we will incur additional expenses which will negatively impact our operating results.

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

  Our properties and business operations are subject to a wide variety of federal, state and local environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances. We may be required to incur substantial costs to comply with current or future legal requirements. In addition, if we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. We believe our properties and business operations are in compliance with applicable environmental laws. We do not anticipate any material capital expenditures for environmental control facilities for the 2002 fiscal year.

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

  All of our manufacturing operations are conducted in our Chatsworth, California headquarters. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, such as earthquakes, fires or floods, or other causes, could require us to cease or limit our manufacturing operations. See "Business--Manufacturing" and "Properties."

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

  We have historically relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future. We currently purchase the majority of lasers from Furukawa. We currently have no written agreements with Furukawa with respect to our research and development and supply relationship. We cannot assure you that Furukawa will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components. We believe that our past business dealings with Furukawa and its subsidiaries and affiliates were on terms that were no less favorable than terms that would be available from third parties for similar transactions. We intend to continue to maintain our relationship with Furukawa and Furukawa will continue to control us. The terms of future transactions with Furukawa may or may not be comparable to those that would be available from unaffiliated third parties. See "Related party transactions."

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

  Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of December 5, 2001 represented 94.0% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

  .  a change of control, including a merger;

  .  our acquisition or disposition of assets;

  .  our future issuances of common stock or other securities;

  .  our incurrence of debt; and

  .  our payment of dividends on our common stock.

  Three members of our board of directors are also executives of Furukawa. These individuals have obligations to both our company and Furukawa and may have conflicts of interest with respect to matters potentially or actually involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both Furukawa and us.

ITEM 2. PROPERTIES

  Our corporate headquarters, manufacturing, research and development and sales operations are located in Chatsworth, California, where we own and occupy a building of approximately 65,000 square feet. We purchased the property in July 1999 with the proceeds of a $3.3 million term loan that matures in July 2006. The term loan bears interest on amounts outstanding at a per annum rate equal to LIBOR plus 1.80%. The term loan and a revolving credit facility are secured by all of our assets. In June 2001, we acquired a 145,720 square foot building in Woodland Hills, California for $18,750,000. The purchase price was paid from our existing cash on-hand. We have not occupied this building and are currently leasing an aggregate of 73,720 square feet of this building to two unrelated parties. In addition, we lease small sales facilities in Franklin, Massachusetts, Richardson, Texas, Nepean, Canada and Bury St. Edmunds, England. The lease for Franklin, Massachusetts and Richardson, Texas are on a month-to-month basis. Our leases for our facilities in Nepean, Canada and Bury St. Edmunds, England expire in January 2002 and January 2005, respectively.

  We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional spaces, if needed, will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  On October 15, 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us in the United States District Court for the Northern District of California, seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some claims contained in Methode's U.S. Patents Nos. 5,528,408, 5,717,533, 5,734,558, 5,864,468 and 5,879,173. Methode alleges that the '408 and '468
Patents relate to technology incorporated in our 1x9 pin configuration products, such as our singlemode SONET/SDH transceivers products. These products combine fiber optic transmitters and receivers in one module that conforms to the internationally agreed SONET/SDH telecommunications standard protocol. Methode alleges that the '533, '558 and '173 Patents, or GBIC Patents, relate to the technology incorporated in our gigabit interface converter, or GBIC, products, such as our Gigabit Ethernet and Fibre Channel products. Our GBIC products are a type of transceiver.

  On December 17, 1999, we filed an answer to Methode's complaint denying its claims of infringement and asserting a number of defenses, including non-infringement and invalidity of the asserted patents. On June 27, 2000, Methode filed a motion for leave to amend its complaint to add Stratos Lightwave, Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff and to allege that certain aspects of our GBIC products infringe U.S. Reissue Patent No. 36,820 (a reissue of U.S. Patent No. 5,546,281). The court has now added Stratos as a plaintiff to the lawsuit. Methode withdrew its motion to amend with respect to the RE '820 Patent, although Methode and Stratos may later seek to amend the complaint again to allege infringement of the claims of the RE '820 Patent, or they may later file a separate proceeding against us alleging infringement of the reissued patent's claims. For the year ended September 30, 2001, sales of our 1x9 pin configuration products alleged to infringe the '408 and '468 Patents accounted for 31.7% of our total revenue. For the year ended September 30, 2001, sales of our GBIC products alleged to infringe the '533, '558, and '173 Patents (and RE '820 Patent) represented an immaterial amount of our total revenue.

  The court granted a motion by us and Infineon to stay that part of the case relating to the claims involving the '408 and '468 Patents, and our 1x9 pin configuration products, pending the completion of the Patent and Trademark Office's re-examination of the '408 Patent. In the reexamination, Methode requested that the Patent and Trademark Office reexamine the claims of the '408 Patent in view of prior art that was not considered by the Patent and Trademark Office prior to the patent's issuance. In November 2000, the Patent and Trademark Office issued a final office action rejecting all claims of the '408 Patent. Stratos, as assignee of the '408 Patent, has appealed the final rejection to the Patent and Trademark Office's Board of Patent Appeals. That part of the lawsuit remains stayed.

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

  In recent discussions among the parties' counsel, Methode has indicated that it believes our recently released Small Form Factor Pluggable, or SFP, transceiver infringes one or more of Methode's patents, including the patents at issue in the current action. Methode has also indicated that it believes our Small Form Factor, or SFF, transceiver infringes Methode patents. While Methode has filed actions against other manufacturers regarding such transceivers, Methode has not filed any additional actions against us, nor has Methode attempted to add SFPs, SFFs or any other transceivers as additional accused devices in the current action. Unless the current case terminates through dispositive motions or through settlement, trial is scheduled to commence in September 2002.

  We intend to defend ourselves vigorously in this lawsuit. However, the outcome of this lawsuit is uncertain. Our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. We expect to incur greater legal fees and expenses in connection with this lawsuit. If the Methode/Stratos patents are found to be valid and enforceable and our products are found to infringe, we may be enjoined from manufacturing or selling some of our products, we may be liable for significant monetary damages, and we may have to obtain a license from Methode and Stratos to use the patented technology, any of which could harm our business. If we are required to obtain a license to any of the Methode/Stratos patents, such a license may not be available from them on commercially reasonable terms, if at all. See "Risk Factors--If we are unsuccessful in defending against Methode's and Stratos's lawsuit for patent infringement, we may be required to pay significant monetary damages to Methode and may be enjoined from manufacturing and selling some of our products."

  We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceedings that has had or may have a significant effect on our company. We are not aware of any other material legal proceedings threatened or pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Market Information

  Our Class A common stock has traded on The Nasdaq National Market under the symbol "OCPI" since November 3, 2000. The following table sets forth the range of high and low intra-day sales prices (rounded to the nearest cent) reported on The Nasdaq National Market for our Class A common stock for the periods indicated.

                                                                   Price range
                                                                    of Common
                                                                      Stock
                                                                   ------------
                                                                    High   Low
                                                                   ------ -----
Fiscal Year Ended September 30, 2001:
First Quarter (November 3, 2000 through December 31, 2000)........ $23.00 $9.00
Second Quarter.................................................... $21.00 $6.28
Third Quarter..................................................... $16.49 $5.63
Fourth Quarter.................................................... $11.00 $1.92

Recent Share Prices

  The following table sets forth the closing sales prices per share of our Class A common stock on The Nasdaq National Market on (i) September 28, 2001 and (ii) December 5, 2001. Because the market price of our Class A common stock is subject to fluctuation, the market value of the shares of our Class A common stock may increase or decrease.

                                                                         Closing
                                                                          Price
                                                                         -------
September 28, 2001......................................................  $2.32
December 5, 2001........................................................  $3.91

Holders

  As of December 5, 2001, there were 79 stockholders of record who held shares of our Class A common stock.

Dividend Policy

  We have not declared or paid any cash dividends on our capital stock since our inception and we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

  None.

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

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected income statement data for the three fiscal years ended September 30, 2001, 2000 and 1999 and the selected balance sheet data as of September 30, 2001 and 2000 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected income statement data for the fiscal years ended September 30, 1998 and 1997 and the selected balance sheet data as of September 30, 1999, 1998 and 1997 are derived from audited financial statements not included in this Form 10-K.

                                           Fiscal years ended September 30
                                      -----------------------------------------
                                       1997    1998    1999     2000     2001
                                      ------- ------- ------- -------- --------
                                        (In thousands, except per share data)
Income statement data
Revenue.............................. $10,126 $19,620 $36,036 $101,867 $144,012
Cost of revenue......................   5,797  11,086  20,860   50,326   94,684
                                      ------- ------- ------- -------- --------
Gross profit.........................   4,329   8,534  15,176   51,541   49,328
Operating Expenses:
  Research and development...........     465     779   1,134    2,527    2,958
  Sales and marketing................     563     999   1,364    2,943    3,799
  General and administrative.........     369     712   1,065    3,877    4,553
                                      ------- ------- ------- -------- --------
    Total operating expenses.........   1,397   2,490   3,563    9,347   11,310
Income from operations...............   2,932   6,044  11,613   42,194   38,018
Other income (expenses), net.........      62     119     116      305    6,081
                                      ------- ------- ------- -------- --------
Income before income taxes...........   2,994   6,163  11,729   42,499   44,099
Income taxes.........................   1,205   2,492   4,693   17,319   17,655
                                      ------- ------- ------- -------- --------
Net income........................... $ 1,789 $ 3,671 $ 7,036 $ 25,180 $ 26,444
Earnings per share:
  Basic.............................. $  0.06 $  0.13 $  0.26 $   0.91 $   0.26
  Diluted............................ $  0.02 $  0.04 $  0.07 $   0.25 $   0.24
Shares outstanding:
  Basic..............................  27,321  27,321  27,348   27,547  100,263
  Diluted............................   9,842 100,494 101,132  102,500  111,430


                                                    September 30
                                      -----------------------------------------
                                       1997    1998    1999     2000     2001
                                      ------- ------- ------- -------- --------
                                                   (In thousands)
Balance sheet data
Cash and cash equivalents............   1,661   1,863   2,447    3,202   62,529
Working capital......................   3,971   7,214  11,970   34,078  166,416
Total assets.........................   5,970  11,661  26,149   50,426  204,268
Long-term portion of debt............                   2,750    2,296    1,825
Stockholders' equity.................   4,384   8,055  15,096   40,373  194,713

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "Business--Risk Factors" and elsewhere in this Report.

Overview

  We design, manufacture and sell a comprehensive line of high performance, highly reliable fiber optic subsystems and modules for fiber optic transmission systems used to address the bandwidth limitations in metropolitan area networks and high-speed premises networks. Our subsystems and modules include optical transmitters, receivers, transceivers and transponders that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private networks. We began our operations and shipped our first products in November of 1991 and have been profitable every year since our inception.

  Furukawa beneficially owns all of our outstanding Class B common stock, representing 61.1% of our outstanding shares of common stock and 94.0% of the combined voting power of all of our outstanding common stock. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa using short-term purchase orders.

  We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to fiber optic communication equipment manufacturers, directly and through contract manufacturers who incorporate them into systems they assemble for equipment manufacturers. We define our customers as equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. For the fiscal year ended September 30, 2001, our 10 largest customers accounted for approximately 74.2% of our total revenue, with Alcatel and Cisco Systems accounting for approximately 20.9% and 19.8% of our total revenue, respectively. No other customer accounted for more than 10.0% of our total revenue for the fiscal year ended September 30, 2001. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

  In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode's rights, title and interest in the patent at issue. The court has added Stratos as a plaintiff to the lawsuit. The parties have exchanged extensive "Initial Disclosures" and supplemental disclosures of information mandated by the court's local rules. Unless the case terminates through dispositive motions or through settlement, trial is scheduled to commence in September 2002. Although our expenses and other resources expended on this lawsuit have been greater in fiscal year ended September 30, 2001 than in prior years, the lawsuit has not had a material effect on our business operations. As the lawsuit progresses, we expect to incur greater legal fees and expenses. In addition, we expect that the defense of this lawsuit will divert the efforts and attention of our key management and technical personnel. For the fiscal year ended September 30, 2001, sales of our 1x9 products alleged to infringe the Methode/Stratos patents accounted for approximately 31.7% of our total revenue. Sales of our other products alleged to infringe the Methode patents represented an immaterial amount of our total revenue for the fiscal year ended September 30, 2001. See "Legal Proceedings."

  During the fiscal year ended September 30, 2001, the telecommunications sector, and in particular the fiber optic networking sector, suffered a severe downturn. System providers are scaling back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers' sales declined, they have relied on their excess component inventories to meet reduced demand and have moved to reduce their overall component and module inventory levels. Consequently, the slowdown continues to have a negative impact on our business as we face declining sales as the result of our customers' declining business and the resulting adjustment to their inventory levels.

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

  Our cost of revenue consists principally of materials, as well as salaries and related expenses for manufacturing personnel, manufacturing overhead and provisions for excess and obsolete inventory. We purchase several key components for our products from a limited number of suppliers.

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

  General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that, in support of our operations as a public company, general and administrative expenses will continue to increase particularly due to the recent rise in our directors and officers insurance premiums as a result of the current downturn in the equity markets. General and administrative expenses are also likely to be affected in future periods by significant legal fees, stock compensation and expenses incurred in connection with pending litigation.

Results of Operations

  The following table sets forth income statement data for the periods indicated as a percentage of revenue:

                                                              Fiscal years
                                                                  ended
                                                              September 30,
                                                            -------------------
                                                            1999   2000   2001
                                                            -----  -----  -----
Revenue.................................................... 100.0% 100.0% 100.0%
Cost of revenue............................................  57.9   49.4   65.6
Gross Profit...............................................  42.1   50.6   34.4
Operating Expenses:
  Research and development.................................   3.1    2.5    2.1
  Sales and marketing......................................   3.8    2.9    2.6
  General and administrative...............................   3.0    3.8    3.2
Total operating expenses...................................   9.9    9.2    7.9
Income from operations.....................................  32.2   41.4   26.5
Other income...............................................   0.3    0.3    4.2
Income before income taxes.................................  32.5   41.7   30.7
Income taxes...............................................  13.0   17.0   12.3
    Net income.............................................  19.5%  24.7%  18.4%

Fiscal years ended September 30, 2001 and 2000

  Revenue--Revenue increased 41.4% to $144.0 million in the fiscal year ended September 30, 2001 from $101.9 million in the fiscal year ended September 30, 2000. This increase was due substantially to an increase in demand from our existing customers and, to a lesser extent, to demand from new customers and from revenue generated by newer products with higher average selling prices, such as our PTC transponder products. Sales of our products for metropolitan area networks increased to 91% of revenue for the fiscal year ended September 30, 2001 from 84.3% of revenue for the fiscal year ended September 30, 2000. We do not expect that our rate of year-to-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions and reductions in spending for fiber optic equipment as a result of the economic slowdown. We believe that the increase in customer demand for our products in recent years reflects increased demand for components due to growth in the deployment of fiber optic networks worldwide.

  During the fiscal year ended September 30, 2001, the telecommunications sector, and in particular the fiber optic networking sector, suffered a severe downturn. System providers are scaling back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers' sales declined, they have relied on their excess component inventories to meet reduced demand and have moved to reduce their overall component and module inventory levels. Consequently, the slowdown continues to have a negative impact on our business as we face declining sales as the result of our customers' declining business and the resulting adjustment to their inventory levels.

  Cost of Revenue--Cost of revenue increased 88.1% to $94.7 million in the fiscal year ended September 30, 2001 from $50.3 million in the fiscal year ended September 30, 2000. Cost of revenue for the fiscal year ended September 30, 2001 includes charges related to the write down of excess inventory of $18.1 million. Gross margin decreased to 34.4% from 50.6% during this period. The decrease in gross margin was due to a reduction in average selling prices and to the write down of excess inventory. We expect continued pricing pressure to have an unfavorable impact on gross margins in future periods as the average selling prices for existing products are expected to decline in response to product introductions by competitors and pressure from significant customers for price concessions.

  Research and Development--Research and development expenses increased 17.1% to $3.0 million in the fiscal year ended September 30, 2001 from $2.5 million in the fiscal year ended September 30, 2000. This increase was primarily due to increased supplies and equipment resulting from an increase in engineers hired during this period. Research and development as a percentage of revenue decreased to 2.1% from 2.5% over this period because of a significant growth in revenue. We expect research and development expenses to increase as a percentage of revenue as we expand our research and development efforts.

  Sales and Marketing--Sales and marketing expenses increased 29.1% to $3.8 million in the fiscal year ended September 30, 2001 from $2.9 million in the fiscal year ended September 30, 2000. This increase was due to increased commissions paid to independent manufacturers' representatives as a result of an increase in the sales of our high-performance subsystems and modules and an increase in advertising. Sales and marketing expenses as a percentage of revenue decreased to 2.6% from 2.9% over this period because of a significant growth in revenue. We expect that sales and marketing expenses will increase as a percentage of revenue as we expand our sales and marketing efforts.

  General and Administrative--General and administrative expenses increased 17.4% to $4.6 million in the fiscal year ended September 30, 2001 from $3.9 million in the fiscal year ended September 30, 2000. This increase was the result of an increase in legal and other professional fees and an increase in insurance expense resulting from being a public company. General and administrative expenses are likely to be affected in future periods by significant legal fees, stock compensation and expenses incurred with pending litigation.

  Income Taxes--The provision for income taxes increased 1.9% to $17.7 million in the fiscal year ended September 30, 2001, based on an effective tax rate of 40.0%, from $17.3 million in the fiscal year ended September 30, 2000, based on an effective tax rate of 40.8%.

Fiscal years ended September 30, 2000 and 1999

  Revenue--Revenue increased 182.7% to $101.9 million in the fiscal year ended September 30, 2000 from $36.0 million in the fiscal year ended September 30, 1999. This increase was due substantially to an increase in demand from our existing customers and, to a lesser extent, to an increase in the percentage of our revenue represented by newer products with higher average selling prices, such as our OC-3, OC-12 and OC-48 transceiver products. Sales of our products for metropolitan area networks increased to 84.3% of revenue for the fiscal year ended September 30, 2000 from 60.5% of revenue for the fiscal year ended September 30, 1999. We believe that the increase in customer demand for our products in recent years reflects increased demand for components due to growth in the deployment of fiber optic networks worldwide.

  Cost of Revenue--Cost of revenue increased 141.3% to $50.3 million in the fiscal year ended September 30, 2000 from $20.9 million in the fiscal year ended September 30, 1999. Gross margin increased to 50.6% from 42.1% during this period. The increase in gross margin was due to a decrease in labor costs as a percentage of revenue due to higher productivity in our new facility, lower component costs as a percentage of revenue due to higher volume purchases and a decrease in overhead as a percentage of revenue. Provisions for obsolete inventory increased during this period as we increased inventory to maintain a supply of components.

  Research and Development--Research and development expenses increased 122.8% to $2.5 million in the fiscal year ended September 30, 2000 from $1.1 million in the fiscal year ended September 30, 1999. This increase was primarily due to increased recruiting and hiring of engineering personnel, including expenses related to employee benefits and bonuses. We also incurred development costs of $84,000 paid to Furukawa for the automation of our product testing procedure. Research and development as a percentage of revenue decreased to 2.5% from 3.1% over this period because of a significant growth in revenue. We expect research and development expenses to increase significantly as a percentage of revenue as we expand our research and development efforts.

  Sales and Marketing--Sales and marketing expenses increased 115.7% to $3.0 million in the fiscal year ended September 30, 2000 from $1.4 million in the fiscal year ended September 30, 1999. This increase was due to increased employee benefits and bonuses, including commissions paid to independent manufacturers' representatives as a result of an increase in the sales of our high-performance subsystems and modules and the addition of a sales office in Franklin, Massachusetts. Sales and marketing expenses as a percentage of revenue decreased to 2.9% from 3.8% over this period because of a significant growth in revenue.

  General and Administrative--General and administrative expenses increased 264.0% to $3.9 million in the fiscal year ended September 30, 2000 from $1.1 million in the fiscal year ended September 30, 1999. This increase was the result of an increase in employee benefits and bonuses, an increase in legal and other professional fees and an increase in reserves to provide for uncollectible receivables. We expect the dollar level of these costs to increase as a result of increased legal fees, accounting costs and other costs associated with being a public company.

  Income Taxes--The provision for income taxes increased 269.0% to $17.3 million in the fiscal year ended September 30, 2000, based on an effective tax rate of 40.8%, from $4.7 million in the fiscal year ended September 30, 1999, based on an effective tax rate of 40.0%.

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

                                                  Three-Month Period Ended
                          --------------------------------------------------------------------------------
                          Dec. 31,  Mar. 31,  Jun. 30,  Sept. 30,  Dec. 31,  Mar. 31,  Jun. 30,  Sept. 30,
                            1999      2000      2000      2000       2000      2001      2001      2001
                          --------  --------  --------  ---------  --------  --------  --------  ---------
                                            (In thousands, except per share data)
Revenue.................  $ 14,785  $ 25,279  $ 28,997  $ 32,806   $ 41,853  $ 47,944  $ 39,364  $ 14,851
Cost of revenue.........     7,911    12,958    13,715    15,742     21,986    26,588    26,296    19,814
                          --------  --------  --------  --------   --------  --------  --------  --------
Gross profit (loss).....     6,874    12,321    15,282    17,064     19,867    21,356    13,068    (4,963)
Operating Expenses:
 Research and
  development...........       406       516       734       871        676       845       780       657
 Sales and marketing....       510       685       785       963      1,290     1,217     1,070       222
 General and
  administrative........       471       919     1,392     1,095      1,011       940     1,589     1,013
                          --------  --------  --------  --------   --------  --------  --------  --------
 Total operating
  expenses..............     1,387     2,120     2,911     2,929      2,977     3,002     3,439     1,892
Income (loss) from
 operations.............     5,487    10,201    12,371    14,135     16,890    18,354     9,629    (6,855)
Other income............        19        35        83       168      1,145     1,724     1,913     1,299
                          --------  --------  --------  --------   --------  --------  --------  --------
Income (loss) before
 income taxes...........     5,506    10,236    12,454    14,303     18,035    20,078    11,542    (5,556)
Income tax provision
 (benefit)..............     2,244     4,171     5,075     5,829      7,214     8,031     4,617    (2,207)
                          --------  --------  --------  --------   --------  --------  --------  --------
Net income (loss).......  $  3,262  $  6,065  $  7,379  $  8,474   $ 10,821  $ 12,047  $  6,925  $ (3,349)
                          ========  ========  ========  ========   ========  ========  ========  ========
Earnings (loss) per
 share:
 Basic..................  $   0.12  $   0.22  $   0.27  $   0.30   $   0.14  $   0.11  $   0.06  $  (0.03)
 Diluted................  $   0.03  $   0.06  $   0.07  $   0.09   $   0.10  $   0.11  $   0.06  $  (0.03)
Shares outstanding:
 Basic..................    27,401    27,401    27,515    27,871     78,039   107,439   107,613   107,967
 Diluted................   103,022   103,022   103,864   100,092    107,838   112,754   112,613   107,967
As a percentage of
 revenue:
Revenue.................     100.0%    100.0%    100.0%    100.0%     100.0%    100.0%    100.0%    100.0%
Cost of revenue.........      53.5      51.3      47.3      48.0       52.5      55.5      66.8     133.4
                          --------  --------  --------  --------   --------  --------  --------  --------
Gross profit (loss).....      46.5      48.7      52.7      52.0       47.5      44.5      33.2     (33.4)
Operating Expenses:
 Research and
  development...........       2.7       2.0       2.5       2.7        1.6       1.8       2.0       4.4
 Sales and marketing....       3.4       2.7       2.7       2.9        3.1       2.5       2.7       1.5
 General and
  administrative........       3.2       3.6       4.8       3.3        2.4       2.0       4.0       6.8
                          --------  --------  --------  --------   --------  --------  --------  --------
 Total operating
  expenses..............       9.3       8.3      10.0       8.9        7.1       6.3       8.7      12.7
Income (loss) from
 operations.............      37.2      40.4      42.7      43.1       40.4      38.2      24.5     (46.1)
Other income............       0.1       0.1       0.3       0.5        2.7       3.6       4.9       8.7
                          --------  --------  --------  --------   --------  --------  --------  --------
Income (loss) before
 income taxes...........      37.3      40.5      43.0      43.6       43.1      41.8      29.4     (37.4)
Income taxes (benefit)..      15.2      16.5      17.5      17.8       17.2      16.7      11.7     (14.8)
                          --------  --------  --------  --------   --------  --------  --------  --------
Net income (loss).......      22.1%     24.0%     25.5%     25.8%      25.9%     25.1%     17.7%    (22.6)%

  The quarterly operating results reflect revenue growth through the quarters ended December 31 and March 31, 2001 and decreases in revenue for the quarters ended June 30 and September 30, 2001 as compared with their immediate prior quarter. Revenue increased 27.6% and 14.6% in the quarters ended December 31 and March 31, 2001, respectively, compared to the previous quarter due to increased sales to new and existing customers. New and existing customer purchases were primarily the result of the growth in the deployment of fiber optic networks worldwide. Revenue decreased 17.9% and 62.3% in the quarters ended June 30 and September 30, 2001, respectively, compared to the previous quarter, due to a general economic downturn, which has caused system providers to scale back on deployment fiber optic networks. This downturn has resulted in the reduction by our customers and equipment manufacturers of their purchases of components and modules that we provide.

  The quarterly operating results reflect an increase in the cost of revenue for the first two quarters and a decrease for the third and fourth quarters of fiscal year end 2001, as compared with their immediate prior quarter. Cost of revenue ranged from between 47.3% and 55.5% of revenue for the four quarters of fiscal year end 2000 and the first two quarters of fiscal year end 2001. Cost of revenue as a percent of revenue in the third and fourth quarters of fiscal year end 2001 was 66.8% and 133.4%, respectively. The increase in the third and fourth quarters of fiscal year end 2001 as a percent of revenue over the prior six quarters was the result of charges related to the write down of excess inventory of $5.6 million and $12.1 million, respectively. Excluding the charges related to the inventory write downs, we expect cost of revenue to continue to increase as a percentage of revenue as the average selling prices for existing products are expected to decline in response to product introductions by competitors and pressure from significant customers for price concessions.

  Research and development expenses reflected in our quarterly operating results range between 1.6% and 2.7% of revenue for the four quarters of fiscal year end 2000 and the first three quarters of fiscal year end 2001. Research and development expenses in the fourth quarter ended September 30, 2001 was 4.4% of revenue. The increase in research and development expense as a percent of revenue in the fourth quarter of fiscal year end 2001 was the result of a 62.3% decrease in revenue compared to the prior quarter. Although we anticipate that the current economic environment will continue to have a negative impact on our business, we intend to expand our research and development capabilities to develop new products and strengthen our position to take advantage of the opportunities when the market recovers. As a result, we expect that our research and development expenses will increase in absolute dollar amounts and as a percentage of revenue.

  Sales and marketing expenses ranged between 2.5% and 3.4% of revenue for the four quarters of fiscal year end 2000 and the first three quarters of fiscal year end 2001. Sales and marketing expenses in the fourth quarter of fiscal year end 2001 was 1.5% of revenue. The decrease in sales and marketing expenses as a percentage of revenue in the fourth quarter of fiscal year end 2001 was the result of the decrease in commissions paid to independent manufacturers' representatives. Because of our plans to expand our sales and marketing operations, we expect our sales and marketing expenses to increase in future periods.

  General and administrative expenses ranged between 2.0% and 4.8% of revenue for the four quarters of fiscal year end 2000 and the first three quarters of fiscal year end 2001. General and administrative expenses in the fourth quarter of fiscal year end 2001 was 6.8% of revenue. The increase in general and administrative expenses as a percent of revenue in the fourth quarter of fiscal year end 2001 was the result of a 62.3% decrease in revenue compared to the prior quarter. We expect the dollar level of these costs to increase as a result of increased legal fees, accounting costs and other costs associated with being a public company.

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

                                                              Fiscal years
                                                                  ended
                                                              September 30,
                                                            -------------------
                                                            1999   2000   2001
                                                            -----  -----  -----
Receivers..................................................  16.4%  15.2%  12.1%
Transceivers...............................................  70.0   73.4   72.3
Transmitters...............................................  11.5    9.9   10.5
Other......................................................   2.1    1.5    5.1
                                                            -----  -----  -----
Revenue.................................................... 100.0% 100.0% 100.0%

  We believe the increase in the percentage of sales attributable to our transceiver products during the periods reflected in the table above reflects an overall increase in customer demand for products designed with higher levels of integration, such as transceivers.

Liquidity and Capital Resources

  As of September 30, 2001, our primary source of liquidity was our cash and cash equivalents balance of $62.5 million and $76.1 million of marketable securities which consist primarily of United States treasury notes and treasury bonds. Our unused revolving line of credit totaling approximately $1.0 million provided an additional source of liquidity. Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans. As of September 30, 2001, our working capital was $166.4 million with a current ratio of 23:1. As of September 30, 2000, our working capital was $34.1 million with a current ratio of 3:1. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and cash equivalents, marketable securities and existing loan facilities are expected to be sufficient to fund operations for the next 12 months.

  As of September 30, 2001, we had a $2.3 million balance outstanding under our term loan and no balance outstanding under our $1.0 million revolving line of credit. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California. The revolving credit facility can be used to fund working capital requirements.

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

  We have committed to make capital expenditures totaling $700,000, primarily to purchase additional production equipment to continue our manufacturing capacity expansion.

  During the fiscal year ended September 30, 2001, we generated cash flow from operations of $28.1 million. The increase in cash generated by operating activities during this period was caused by increases in income and a decrease in accounts receivables, partially offset by increases in income tax benefits and other current assets and decreases accounts payable and accounts payable to related parties. For the years ended September 30, 2000 and 1999, we generated net cash flow from operations of $12.9 million and $2.2 million, respectively. The increase in cash generated by operations between the years ended September 30, 2000 and 1999 was caused by increased income, partially offset by increases in accounts receivable and inventory.

  During the fiscal year ended September 30, 2001 and September 30, 2000, cash used in investing activities was $90.7 million and $11.8 million, respectively. The majority of cash used in investing activities was for the net purchase of marketable securities, the June, 2001 purchase of a 145,720 square foot building in Woodland Hills, California for $18.8 million and capital expenditures for the purchase of property, plant and equipment to expand and automate our manufacturing facility.

  On November 3, 2000, we completed an initial public offering of our Class A Common Stock. All 12,075,000 shares of Class A Common Stock registered under the Registration Statement were sold at a price of $11.00 per share, which amount includes exercise of the underwriters' over-allotment option of 1,575,000 shares. After deducting the underwriting discounts and commissions and the offering expenses we received net proceeds from the initial public offering of approximately $122.1 million.

Inflation

  Inflation has not had a material adverse effect on our results of operations, however, our results of operations may be materially and adversely affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are currently exposed to interest rate risk on our existing term loan and revolving credit facility and on our investment portfolio. Our variable rate debt consists of term loan borrowing of $2.3 million. To date we have not utilized our floating rate debt under the revolving credit facility. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $62.2 million invested in money market and other interest bearing accounts. In addition, we have $76.1 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

  As of September 30, 2001, our investment in marketable securities had a weighted-average time to maturity of approximately 167 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

  If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $23,000 on our term loan and an annual increase or decrease of interest income of $1.4 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

  Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Optical Communication Products, Inc. financial statements, schedule and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is included in the Proposal One:
Elections of Directors, Management, and Section 16(a) Beneficial Ownership Reporting Compliance sections of our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is included in the Executive Compensation and Related Information sections of the our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is included in the Security Ownership of Certain Beneficial Owners and Management section of our Proxy Statement to be filed in connection with the our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is included in the Compensation Committee Interlocks and Insider Participation and Certain Transactions sections of our Proxy Statement to be filed in connection with the our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

  (a) Documents filed as part of this Report:

    1. Financial Statements. The following financial statements of Optical Communication Products, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                           Page
                                                                           ----
     Optical Communication Products Financial Statements
     Independent Auditors' Report........................................  F-2
     Balance Sheets at September 30, 2000 and 2001.......................  F-3
     Statements of Income for each of the three years in the period ended
      September 30, 2001.................................................  F-4
     Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2001................................  F-5
     Statements of Cash Flows for each of the three years in the period ended September 30, 2001...........................................  F-6
     Notes to Financial Statements.......................................  F-7

    2. Financial Statement Schedule. The following financial statement schedule of Optical Communication Products, Inc. is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

                Schedule II--Valuation and Qualifying Accounts
             For the Year Ended September 30, 1999, 2000 and 2001

                                              Additions
                                               charged
                                   Balance       to
                                at beginning   expense   Deductions-   Balance at end
Description              Period of period ($)    ($)    recoveries ($) of period ($)
-----------              ------ ------------- --------- -------------- --------------
Allowance for Doubtful
 Accounts...............  1999       52,000     267,000      (22,000)      297,000
                          2000      297,000   1,480,000          --      1,777,000
                          2001    1,777,000   1,200,000   (1,821,000)    1,156,000

Warranty Reserve........  1999      140,000     133,000      (20,000)      253,000
                          2000      253,000     173,000      (19,000)      407,000
                          2001      407,000     451,000     (120,000)      738,000

    3. Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

 Number                               Description
 ------                               -----------
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

 21.1*  List of Subsidiaries of the Registrant

 23.1   Consent of Deloitte & Touche LLP

--------
* This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective November 2, 2000 (File No. 333-44862) under the same exhibit number, and is incorporated by reference herein.

  (b) Reports on Form 8K:

    None.

  (c) Exhibit Index:

    See Exhibit index.

  (d) Financial Statement Schedule:

    See Financial statement schedule set forth in (a)(2) above

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on the 19th day of December, 2001.

                                          Optical Communication Products, Inc.

                                               /s/ Muoi Van Tran
                                          By: _________________________________
                                          Name:Muoi Van Tran
                                          Title:President and Chief Executive
                                           Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint Muoi Van Tran and Susie L. Nemeti his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----


        /s/ Muoi Van Tran              Chairman of the Board of    December 19, 2001
______________________________________  Directors, Chief
            Muoi Van Tran               Executive Officer and
                                        President (principal
                                        executive officer)


       /s/ Susie L. Nemeti             Chief Financial Officer     December 20, 2001
 ______________________________________  (principal financial and
           Susie L. Nemeti              accounting officer)

       /s/ Masato Sakamoto             Director                    December 18, 2001
 ______________________________________
           Masato Sakamoto

      /s/ Kunihiro Matsubara           Director                    December 17, 2001
 ______________________________________
          Kunihiro Matsubara

       /s/ Yoshihisa Okada             Director                    December 17, 2001
 ______________________________________
           Yoshihisa Okada

     /s/ Stewart D. Personick          Director                    December 16, 2001
______________________________________
         Stewart D. Personick

              Signature                          Title                   Date
              ---------                          -----                   ----
         /s/ Masao Konomi              Director                    December 16, 2001
______________________________________
             Masao Konomi

        /s/ John Lemasters             Director                    December 16, 2001
______________________________________
            John Lemasters

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2

Balance Sheets at September 30, 2000 and 2001............................ F-3

Statements of Income for each of the three years in the period ended
 September 30, 2001...................................................... F-4

Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2001......................................... F-5

Statements of Cash Flows for each of the three years in the period ended
 September 30, 2001...................................................... F-6

Notes to Financial Statements............................................ F-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Optical Communication Products, Inc.:

  We have audited the accompanying balance sheets of Optical Communication Products, Inc. (the "Company") as of September 30, 2000 and 2001, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
November 14, 2001

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                                 BALANCE SHEETS
                          September 30, 2000 and 2001

                                                                September 30,
                                                               ----------------
                                                                2000     2001
                                                               ------- --------
                                                                (in thousands,
                                                               except share and
                                                                  per share
                                                                   amounts)
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................... $ 3,202 $ 62,529
  Marketable securities.......................................   9,280   76,102
  Accounts receivable less allowance for doubtful accounts of
   $1,777 and $1,156 in 2000 and 2001, respectively...........  20,031    8,004
  Inventories.................................................  16,018   15,852
  Deferred income taxes.......................................   1,808    9,296
  Prepaid expenses and other current assets...................      87    2,306
                                                               ------- --------
    Total current assets......................................  50,426  174,089
PROPERTY, PLANT, AND EQUIPMENT, Net...........................   8,190   30,179
OTHER ASSETS..................................................     460
                                                               ------- --------
TOTAL......................................................... $59,076 $204,268
                                                               ======= ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........................... $   471 $    471
  Accounts payable............................................   4,036    1,365
  Accounts payable to related parties.........................   5,175    1,260
  Accrued bonus...............................................   3,042    1,900
  Other accrued expenses......................................   2,057    2,249
  Income taxes payable........................................   1,567      428
                                                               ------- --------
    Total current liabilities.................................  16,348    7,673
                                                               ------- --------
LONG-TERM DEBT................................................   2,296    1,825
                                                               ------- --------
DEFERRED INCOME TAXES.........................................      59       57
                                                               ------- --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 70,000,000 shares authorized,
   66,000,000 shares issued and outstanding at September 30,
   2000.......................................................   1,650
  Common stock, no par value; 150,000,000 shares authorized;
   27,871,440 shares issued and outstanding at September 30,
   2000.......................................................     269
  Class A common stock, $0.001 par value; 200,000,000 shares authorized, 42,006,602 shares issued and outstanding at
   September 30, 2001.........................................               42
  Class B common stock $0.001 par value; 66,000,000 shares
   authorized, 66,000,000 shares issued and outstanding at
   September 30, 2001.........................................               66
  Additional paid-in capital..................................          129,707
  Retained earnings...........................................  38,454   64,898
                                                               ------- --------
    Total stockholders' equity................................  40,373  194,713
                                                               ------- --------
TOTAL......................................................... $59,076 $204,268
                                                               ======= ========

                       See notes to financial statements.

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                              STATEMENTS OF INCOME
                 Years Ended September 30, 1999, 2000, and 2001

                                                     1999      2000      2001
                                                    -------  --------  --------
                                                    (in thousands, except per
                                                         share amounts)
REVENUE............................................ $36,036  $101,867  $144,012
COST OF REVENUE....................................  20,860    50,326    94,684
                                                    -------  --------  --------
GROSS PROFIT.......................................  15,176    51,541    49,328
                                                    -------  --------  --------
EXPENSES:
  Research and development.........................   1,134     2,527     2,958
  Selling and marketing............................   1,364     2,943     3,799
  General and administrative.......................   1,065     3,877     4,553
                                                    -------  --------  --------
    Total expenses.................................   3,563     9,347    11,310
                                                    -------  --------  --------
INCOME FROM OPERATIONS.............................  11,613    42,194    38,018
                                                    -------  --------  --------
OTHER INCOME (EXPENSE):
  Interest income..................................     149       410     6,006
  Interest expense.................................     (60)     (249)     (180)
  Other income.....................................      27       144       255
                                                    -------  --------  --------
OTHER INCOME, Net..................................     116       305     6,081
                                                    -------  --------  --------
INCOME BEFORE INCOME TAXES.........................  11,729    42,499    44,099
INCOME TAXES.......................................   4,693    17,319    17,655
                                                    -------  --------  --------
NET INCOME......................................... $ 7,036  $ 25,180  $ 26,444
                                                    =======  ========  ========
BASIC EARNINGS PER SHARE........................... $  0.26  $   0.91  $   0.26
DILUTED EARNINGS PER SHARE......................... $  0.07  $   0.25  $   0.24
BASIC SHARES OUTSTANDING...........................  27,348    27,547   100,263
DILUTED SHARES OUTSTANDING......................... 101,132   102,500   111,430


                       See notes to financial statements.

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended September 30, 1999, 2000, and 2001

                           Preferred Stock        Common Stock     Additional
                         --------------------  ------------------   Paid-in   Retained
                           Shares     Amount     Shares    Amount   Capital   Earnings  Total
                         -----------  -------  ----------- ------  ---------- -------- --------
                                          (in thousands, except share data)
BALANCE, OCTOBER 1,
 1998...................  66,000,000  $ 1,650   27,321,440 $ 167    $    --   $ 6,238  $  8,055
  Net income............                                                        7,036     7,036
  Exercise of stock
   options..............                            80,000     5                              5
                         -----------  -------  ----------- -----    --------  -------  --------
BALANCE, SEPTEMBER 30,
 1999...................  66,000,000    1,650   27,401,440   172               13,274    15,096
  Net income............                                                       25,180    25,180
  Exercise of stock
   options..............                           470,000    97                             97
                         -----------  -------  ----------- -----    --------  -------  --------
BALANCE, SEPTEMBER 30,
 2000...................  66,000,000    1,650   27,871,440   269               38,454    40,373
  Net income............                                                       26,444    26,444
  Issuance of common
   stock from initial
   public offering......                        12,075,000    12     122,067            122,079
  Conversion of
   preferred stock to
   class B common stock
   with a $0.001 par
   value................ (66,000,000)  (1,650)  66,000,000    66       1,584
  Conversion of common
   stock with no par
   value to class A
   common stock with
   $0.001 par value.....                                    (241)        241
  Issuance of common
   stock for exercise of
   stock options and
   employee stock
   purchase plan........                         2,060,162     2         348                350
  Tax benefit from
   exercise of non-
   qualified stock
   options..............                                               5,467              5,467
                         -----------  -------  ----------- -----    --------  -------  --------
BALANCE, SEPTEMBER 30,
 2001...................         --   $   --   108,006,602 $ 108    $129,707  $64,898  $194,713
                         ===========  =======  =========== =====    ========  =======  ========

                       See notes to financial statements.

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS
                 Years Ended September 30, 1999, 2000, and 2001

                                                     1999     2000      2001
                                                    -------  -------  --------
                                                         (in thousands)
OPERATING ACTIVITIES:
 Net income........................................ $ 7,036  $25,180  $ 26,444
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation.....................................     305      722     1,429
  Amortization of premium on marketable
   securities......................................                        467
  Tax benefit from exercise of non-qualified stock
   options.........................................                      5,467
  Changes in operating assets and liabilities:
   Accounts receivable, net........................  (4,010) (11,846)   12,027
   Inventories.....................................  (4,924)  (7,710)      166
   Deferred income taxes...........................    (348)  (1,180)   (7,490)
   Prepaid expense and other current assets........       1       (6)   (2,219)
   Other assets....................................     (10)    (431)      460
   Accounts payable................................   1,645    1,898    (2,671)
   Accounts payable to related parties.............   1,318    1,991    (3,915)
   Accrued bonuses.................................     508    2,004    (1,142)
   Other accrued expenses..........................     436      932       192
   Income taxes payable............................     279    1,313    (1,139)
                                                    -------  -------  --------
    Net cash provided by operating activities......   2,236   12,867    28,076
                                                    -------  -------  --------
INVESTING ACTIVITIES:
 Purchase of marketable securities.................  (1,508) (12,783) (161,789)
 Maturities of marketable securities...............   2,000    4,000    94,500
 Purchase of property, plant and equipment.........  (5,370)  (2,972)  (23,418)
                                                    -------  -------  --------
    Net cash used in investing activities..........  (4,878) (11,755)  (90,707)
                                                    -------  -------  --------
FINANCING ACTIVITIES:
 Proceeds from long-term debt......................   3,300
 Principal payments on long-term debt..............     (79)    (454)     (471)
 Proceeds from Initial Public Offering.............                    122,079
 Issuance of common stock..........................       5       97       350
                                                    -------  -------  --------
    Net cash provided by (used in) financing
     activities....................................   3,226     (357)  121,958
                                                    -------  -------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........     584      755    59,327
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......   1,863    2,447     3,202
                                                    -------  -------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR............. $ 2,447  $ 3,202  $ 62,529
                                                    =======  =======  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest......................................... $    48  $   239  $    185
  Income taxes..................................... $ 4,710  $17,158  $ 20,803

                       See notes to financial statements.

                     OPTICAL COMMUNICATION PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. GENERAL INFORMATION

  The accompanying financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company") reflect the results of its operations for the years ended September 30, 1999, 2000 and 2001. The Company's operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owns 61.1% of the Company's capital stock at September 30, 2001, which accounts for 94.0% of the combined voting power of all of our outstanding common stock.

  Operations--The Company operates in one industry segment, which includes the design and manufacture of fiber optic components. The Company's products consist of optical transmitters, receivers, transceivers and transponders, which convert electronic signals into optical signals and back to electronic signals. Many of the Company's major customers purchase through contract manufacturers. Contract manufacturers purchase on behalf of the Company's major customers and to their specifications. Revenue from the Company's two largest direct sale customers, which could be either contract manufacturers or major end-user customers, amounted to 12.7% and 10.5% for the year ended September 30, 2001. Revenue from the Company's three largest direct sale customers amounted to 23.8%, 15.3% and 12.1% for 2000. Revenue from one direct sale customer amounted to 10.8% for 1999.

2. SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents--Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.

  Marketable Securities--Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because the Company has the intent and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

  Inventories--Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

  Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to thirty-nine years, using the straight-line method.

  Impairment of Long-Lived Assets--The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. There have been no impairment charges recorded by the Company.

  Income Taxes--Income taxes are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to

                     OPTICAL COMMUNICATION PRODUCTS, INC.

be recovered or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

  Earnings per Share--Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the as-if-converted method for the Company's preferred shares and the treasury stock method for stock options.

  Revenue Recognition--The Company recognizes revenue from product sales upon shipment, as shipments are FOB shipping point, assuming collectibility of the resulting receivable is probable. Sales returns and warranty claims are not material.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarizes views of the Commission staff in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The company believes that its current revenue recognition policies comply with this bulletin.

  Research and Development Costs--Costs associated with the development of new products are charged to expense when incurred.

  Common Stock--At September 30, 2001, the Company had two classes of common stock with a par value of $0.001 per share. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company's outstanding Class B common stock.

  Use of Estimates in the Preparation of the Financial Statements--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

  Fair Value of Financial Instruments--The recorded values of marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded value of long-term debt and other liabilities approximate fair value, as interest is tied to market rates.

  Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and accounts receivable. The Company sells products and extends credit to customers, primarily in the United States, and periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses. Accounts receivable from the Company's three largest customers amounted to $1,153,000, $882,000 and $694,000 at September 30, 2001, respectively. Accounts receivable from the Company's largest customer amounted to $3,340,000 at September 30, 2000.

  Segment Reporting--Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a Company for making operating decisions and assessing financial performance.

                     OPTICAL COMMUNICATION PRODUCTS, INC.

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

3. INVENTORIES

  Inventories consist of the following:

                                                                  September 30,
                                                                 ---------------
                                                                  2000    2001
                                                                 ------- -------
                                                                 (in thousands)
   Raw materials................................................ $ 6,571 $10,865
   Work-in-process..............................................   9,019   1,593
   Finished goods...............................................     428   3,394
                                                                 ------- -------
   Total........................................................ $16,018 $15,852
                                                                 ======= =======

  During fiscal year 2001, the Company recorded write-downs of excess inventory of $18.1 million, which includes $12.1 million recorded in the fourth quarter.

4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                         September 30,
                                                         --------------  Useful
                                                          2000   2001    Lives
                                                         ------ ------- --------
                                                         (in thousands)
   Land................................................. $1,345 $ 8,074
   Buildings............................................  3,801  15,961 39 years
   Machinery and equipment..............................  4,045   8,277  5 years
   Furniture and fixtures...............................    168     230  5 years
   Computer hardware and software.......................    368     602  3 years
                                                         ------ -------
                                                          9,727  33,144
   Less accumulated depreciation........................  1,537   2,965
                                                         ------ -------
   Total................................................ $8,190 $30,179
                                                         ====== =======

  On June 8, 2001, the Company purchased land and a 145,720 square foot building in Woodland Hills, California for the purchase price of $18,750,000. As of September 30, 2001, the Company leased a portion of the Woodland Hills building to various other parties. Rental income from these leases was $147,100 for the fiscal year ended September 30, 2001.

5. LONG-TERM DEBT

  On July 15, 1999, the Company entered into a term loan for $3.3 million and a revolving credit facility agreement with Manufacturer's Bank. The term loan was used to fund the purchase of the Company's land and building located in Chatsworth, California. The credit limit of the revolving credit facility is $1.0 million. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals based on the Company's election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.80%. The term loan and the revolving credit facility are secured by all of the Company's assets. The term loan is paid in

                     OPTICAL COMMUNICATION PRODUCTS, INC.

monthly installments and matures on July 15, 2006 and revolving credit facility expires on July 3, 2002. No amounts have been borrowed against the revolving credit facility. The term loan and the revolving credit facility also require compliance with specified financial covenants, including interest coverage ratios and indebtedness to total capital ratios and other covenants.

  Long-term debt at September 30, 2000 and 2001 consists of the following:

                                                                   2000   2001
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
   Term loan due July, 2006 (4.95% at September 30, 2001)........ $2,767 $2,296
   Less current portion..........................................    471    471
                                                                  ------ ------
   Long-term debt, less current portion.......................... $2,296 $1,825
                                                                  ====== ======

  Long-term debt maturities as of September 30, 2001 consist of the following:

                                                                  (in thousands)
   Fiscal 2002...................................................     $  471
   Fiscal 2003...................................................        471
   Fiscal 2004...................................................        471
   Fiscal 2005...................................................        471
   Fiscal 2006...................................................        412
                                                                      ------
                                                                      $2,296
                                                                      ======

6. EARNINGS PER SHARE

  The following is a calculation of basic and diluted earnings per share
("EPS"):

                                                     Year Ended September 30,
                                                    --------------------------
                                                      1999     2000     2001
                                                    -------- -------- --------
                                                    (in thousands, except per
                                                           share data)
   Weighted average common shares outstanding......   27,348   27,547  100,263
                                                    -------- -------- --------
   Basic EPS....................................... $   0.26 $   0.91 $   0.26
                                                    ======== ======== ========
   Diluted EPS:
     Net income.................................... $  7,036 $ 25,180 $ 26,444
     Preferred stock dividends.....................      --       --       --
                                                    -------- -------- --------
   Income attributable to common stockholders...... $  7,036 $ 25,180 $ 26,444
                                                    ======== ======== ========
   Weighted average common shares outstanding......   27,348   27,547  100,263
   Convertible preferred stock.....................   66,000   66,000    6,148
   Common stock options............................    7,784    8,953    5,019
                                                    -------- -------- --------
   Diluted shares outstanding......................  101,132  102,500  111,430
                                                    ======== ======== ========
   Diluted EPS..................................... $   0.07 $   0.25 $   0.24
                                                    ======== ======== ========

7. COMMITMENTS AND CONTINGENCIES

  Operating Leases--The Company leases certain facilities. Lease payments are made monthly. The Company's leases are renewable either monthly or annually. Rent expense for these leases for the years ended

                     OPTICAL COMMUNICATION PRODUCTS, INC.

September 30, 1999, 2000 and 2001 was $105,000, $13,000 and $38,000,
respectively. The Company rented its operating facilities in Chatsworth, California prior to purchasing the land and building in fiscal year 1999.

  Legal Proceedings--The Company is involved in litigation arising in the ordinary course of its business. On October 15, 1999, Methode Electronics, Inc. ("Methode") filed a lawsuit against the Company and Infineon Technologies Corporation in the United States District Court for the Northern District of California, seeking unspecified damages, injunctive relief, attorneys' fees and costs arising from the alleged infringement of Methode's U.S. patents. On December 17, 1999, the Company filed an answer to the complaint denying the claims of infringement against the Company and asserting a number of defenses, including invalidity of the Methode patents. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc. ("Stratos"), a Methode spin-off, all of Methode's rights, title and interest in the patent at issue. The court has added Stratos as a plaintiff to the lawsuit.

  The parties have exchanged extensive "Initial Disclosures," supplemental disclosures of information mandated by the court's local rules and currently are engaged in formal discovery. Unless the case terminates through dispositive motions or through settlement, trial is scheduled to commence in September 2002. An unfavorable resolution of this lawsuit could have a material adverse impact on the Company.

  In recent discussions among the parties' counsels, Methode has indicated that it believes the Company's recently released Small Form Factor Pluggable transceiver ("SFP") infringes one or more of Methode's patents, including the patents at issue in the current action. Methode has also indicated that it believes the Company's Small Form Factor transceiver ("SFF") infringes Methode patents. While Methode has filed actions against other manufacturers regarding such transceivers, Methode has not filed any additional actions against the Company, nor has Methode attempted to add SFPs, SFFs or any other transceivers as additional accused devices in the current action. In the event that Methode filed a lawsuit (or sought to amend its current lawsuit) and charged the Company with infringement through the manufacture and sale of these transceivers, an unfavorable resolution of such a lawsuit could have a material adverse impact on the Company.

8. STOCKHOLDERS' EQUITY

  Initial Public Offering--On November 3, 2000, the Company completed its initial public offering of 12,075,000 newly issued shares of Class A common stock, which included the exercise of the underwriters' over-allotment option of 1,575,000 shares, at an offering price of $11.00 per share. Proceeds from the offering were $123,572,000 less underwriting discounts and commissions.

  Preferred and Common Stock--On October 27, 2000, the Company reincorporated in Delaware and created two new classes of common stock with a par value of $0.001 per share. All of the Company's outstanding shares of common stock and convertible preferred stock automatically converted into shares of Class A and Class B common stock, respectively. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matter submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company's outstanding Class B common stock.

  Stock Options--In September 1992, the Company's Board of Directors approved the 1992 Stock Option Plan for the issuance of 6,666,680 shares of the Company's common stock to certain key employees. In August 2000, the Company's Board of Directors approved the 2000 Stock Option/Stock Issuance Plan for the issuance of 1,000,000 shares of the Company's common stock to certain key employees. These plans provide that options may have a term of up to 10 years, and become exercisable and generally vest in annual increments of 25 percent

                     OPTICAL COMMUNICATION PRODUCTS, INC.

per year over four years. In addition, key executives were granted 9,670,360 founders' stock options, which were separate from the Company's stock option plans and are fully vested. All options were granted at fair value.

  On August 29, 2000, the Board of Directors approved the 2000 Stock Incentive Plan (the "2000 Plan"). Upon the effectiveness of the Company's IPO, the 1992 Stock Option Plan and the 2000 Stock Option/Stock Issuance Plan were terminated and no further options grants may be made under these plans. All options outstanding from the 1992 Stock Option Plan and the 2000 Stock Option/Stock Issuance Plan were transferred to the 2000 Plan. The 2000 Plan provides that options may have a term of up to 10 years, and become exercisable and vest in increments. The normal vesting is 25 percent per year. However, the vesting period can vary. All options were granted at fair value.

  There were 7,286,177 shares available for future grant under the Company's 2000 Stock Incentive Plan at September 30, 2001. Stock option activity, including the options granted outside the plans, is as follows:

                                                                  Weighted
                                     Number    Exercise Price     Average
                                   of Options    per Option    Exercise Price
                                   ----------  --------------- --------------
   Options outstanding--September
    30, 1998......................  9,088,680  0.00025 to 0.19      0.04
     Options granted..............    760,000             0.39      0.39
     Options exercised............    (80,000)            0.06      0.06
     Options canceled.............   (160,000)    0.06 to 0.19       0.1
                                   ----------  ---------------     -----
   Options outstanding--September
    30, 1999......................  9,608,680  0.00025 to 0.39      0.07
     Options granted..............  3,621,680    2.88 to 11.00     10.28
     Options exercised............   (470,000)    0.10 to 0.19      0.18
     Options canceled.............   (570,000)    0.10 to 0.39      0.25
                                   ----------  ---------------     -----
   Options outstanding--September
    30, 2000...................... 12,190,360  0.0003 to 11.00      3.09
     Options granted..............  2,507,535    3.20 to 17.38     14.08
     Options exercised............ (2,041,700)   .0003 to 2.88      0.10
     Options canceled.............   (196,560)   2.88 to 17.38     10.26
                                   ----------  ---------------     -----
   Options outstanding--September
    30, 2001...................... 12,459,635   .0003 to 17.38      5.67
                                   ==========  ===============     =====

  The following table summarizes information regarding options outstanding at September 30, 2001.

                                         Options Outstanding                        Options Exercisable
                          -------------------------------------------------- ---------------------------------
                                             Weighted Average    Weighted                          Weighted
                                                Remaining        Average                           Average
Range of Exercise Prices  Number Outstanding Contractual Life Exercise Price Shares Exercisable Exercise Price
------------------------  ------------------ ---------------- -------------- ------------------ --------------
$ 0.0000--$0.00025......       5,127,480           1.7           $ 0.0003        5,127,480         $ 0.0003
$ 0.0004--$0.0700.......         220,000           4.0           $ 0.0642          220,000         $ 0.0642
$ 0.0701--$0.1000.......         315,000           5.7           $ 0.1000          315,000         $ 0.1000
$ 0.1001--$0.1900.......         415,000           6.8           $ 0.1875          280,000         $ 0.1875
$ 0.1901--$0.3900.......         487,000           7.8           $ 0.3875          207,000         $ 0.3875
$ 0.3901--$2.8800.......         252,500           8.9           $ 2.8780           35,000         $ 2.8780
$ 2.8801--$8.0500.......         149,740           9.8           $ 7.3394              --          $    --
$ 8.0501--$11.0000......       4,169,460           8.9           $10.9963        3,430,740         $11.0000
$11.0001--$13.3800......          73,155           9.6           $11.4910              --          $    --
$13.3801--$17.3800......       1,250,300           9.3           $17.3800              --          $    --
                              ----------           ---           --------        ---------         --------
                              12,459,635           5.7           $ 5.6630        9,615,220         $ 3.9540
                              ==========           ===           ========        =========         ========

                     OPTICAL COMMUNICATION PRODUCTS, INC.

  The weighted average estimated fair value of options granted in 1999, 2000 and 2001 was $0.39, $1.58 and $11.33.

  The Company accounts for its stock option and employee stock purchase plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been:

                                                               Year Ended
                                                             September 30,
                                                         ----------------------
                                                          1999   2000    2001
                                                         ------ ------- -------
                                                         (in thousands, except
                                                           per share amounts)
Net Income:
  As reported........................................... $7,036 $25,180 $26,444
  Pro forma............................................. $7,002 $19,714 $16,911
Basic earnings per share
  As reported........................................... $ 0.26 $  0.91 $  0.26
  Pro forma............................................. $ 0.08 $  0.72 $  0.17
Diluted earnings per share
  As reported........................................... $ 0.07 $  0.25 $  0.24
  Pro forma............................................. $ 0.07 $  0.19 $  0.15

  The fair value of each option grant estimated on the date of grant used to compute pro forma net income and pro forma income per share is estimated using the Black-Scholes option pricing model. The following assumptions were used in completing the model:

                                                               September 30,
                                                               ----------------
                                                               1999  2000  2001
                                                               ----  ----  ----
Dividend yield................................................    0%    0%    0%
Expected volatility...........................................   30%   30%  137%
Risk-free rate of return...................................... 5.84% 6.33% 5.16%
Expected life (years).........................................  4.0   1.3   7.3

  In November, 2000, the Company adopted an Employee Stock Purchase Plan and reserved 300,000 shares for issuance under this plan. Under the Stock Purchase Plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the offering period that begins on May 1 and November 1 of each year. At September 30, 2001 there were 18,462 shares issued under this plan.

9. PROFIT SHARING PLAN

  The Company has a deferred cash and profit sharing plan covering all employees, subject to certain participation and vesting requirements. The plan provides that the Company will partially match employees contributions or provide discretionary contributions up to a certain amount. Total contributions by the Company were $299,000, $957,000 and $375,000 for each of the years ended September 30, 1999, 2000 and 2001, respectively.

                      OPTICAL COMMUNICATION PRODUCTS, INC.

10. INCOME TAXES

  The components of income tax expense are as follows:

                                                      Year Ended September
                                                              30,
                                                     ------------------------
                                                      1999    2000     2001
                                                     ------  -------  -------
                                                         (in thousands)
   Current:
     Federal........................................ $3,960  $14,495  $15,548
     State..........................................  1,081    4,004    4,130
                                                     ------  -------  -------
   Total current....................................  5,041   18,499   19,678
                                                     ------  -------  -------
   Effect of non-qualified stock option exercises
    upon inome taxes currently payable..............                    5,467
   Deferred:
     Federal........................................   (273)    (933)  (5,915)
     State..........................................    (75)    (247)  (1,575)
                                                     ------  -------  -------
   Total deferred...................................   (348)  (1,180)  (7,490)
                                                     ------  -------  -------
   Provision for income taxes....................... $4,693  $17,319  $17,655
                                                     ======  =======  =======

  The components of deferred tax assets (liabilities) are as follows:

                                                                 September 30,
                                                                 --------------
                                                                  2000    2001
                                                                 ------  ------
   Allowance for doubtful accounts.............................. $  780  $  504
   Uniform capitalization and obsolete inventory................    747   8,708
   Accumulated depreciation.....................................    (59)    (57)
   Accrued warranty.............................................    179     322
   Other........................................................    102    (238)
                                                                 ------  ------
   Net deferred tax asset....................................... $1,749  $9,239
                                                                 ======  ======

  A reconciliation of the Company's provision for income taxes to the U.S. federal statutory rate is as follows (in thousands):

                                          Year Ended September 30,
                                    -----------------------------------------
                                       1999           2000          2001
                                    ------------  ------------  -------------
                                    Amount   %    Amount   %    Amount    %
                                    ------  ----  ------- ----  -------  ----
Provision for income taxes at
 statutory rate.................... $4,105  35.0% $14,875 35.0% $15,435  35.0%
State taxes, net of federal
 benefit...........................    654   5.6    2,442  5.7    2,415   5.5
Other..............................    (66) (0.6)       2  0.1     (195) (0.5)
                                    ------  ----  ------- ----  -------  ----
                                    $4,693  40.0% $17,319 40.8% $17,655  40.0%
                                    ======  ====  ======= ====  =======  ====

11. RELATED PARTY TRANSACTIONS

  The Company is a subsidiary of Furukawa Electric North America, which is a wholly owned subsidiary of Furukawa. The Company's related party transactions occur between itself and other Furukawa owned subsidiaries and affiliates.

                     OPTICAL COMMUNICATION PRODUCTS, INC.

  The Company sells fiber optic components and purchases raw materials from some of these entities in the regular course of business. Sales of fiber optic subsystems and modules to related parties amounted to $611,000, $1,126,000 and $2,726,291 for the years ended September 30, 1999, 2000 and 2001, respectively. Purchases of raw materials from related parties amounted to $8,416,000, $21,778,911 and $42,062,722 for the years ended September 30,
1999, 2000 and 2001, respectively. Accounts receivable due from related parties were $42,000 and $26,000 at September 30, 2000 and 2001, respectively. Accounts payable to related parties were $5,175,000 and $1,260,000 at September 30, 2000 and 2001, respectively. In 2000, the Company paid Furukawa $84,000 in development costs. The Company paid $69,000 in management fees to Furukawa for consulting and advisory services on management issues for the year ending September 30 1999. No management fees were paid in the fiscal years ended September 30, 2000 and 2001.

12. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in one reportable segment, which includes the design and manufacture of fiber optic subsystems and modules. The following are summaries of sales to geographic areas based on the location of the entity purchasing the Company's products and sales for each of the components within the segment:

                                                            September 30,
                                                      -------------------------
                                                       1999     2000     2001
                                                      ------- -------- --------
                                                           (in thousands)
Revenue by Geographical Area:
  United States...................................... $24,439 $ 78,866 $ 95,582
  Canada.............................................   5,371    8,418   23,942
  Israel.............................................   2,951   11,003   15,290
  Europe.............................................   2,567    2,770    5,272
  Other..............................................     708      810    3,926
                                                      ------- -------- --------
                                                      $36,036 $101,867 $144,012
                                                      ======= ======== ========
Revenue by Component:
  Receivers.......................................... $ 5,913 $ 15,503 $ 17,420
  Transceivers.......................................  25,226   74,737  104,190
  Transmitters.......................................   4,157   10,135   15,120
  Other..............................................     740    1,492    7,282
                                                      ------- -------- --------
                                                      $36,036 $101,867 $144,012
                                                      ======= ======== ========

                                  * * * * * *