Form 10-Q
period 2001-12-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2002-02-14
CIK 1122668

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

                       [X]  QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

     As of January 18, 2002, there were approximately 42,032,300 shares of Class A common stock outstanding.

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2001


                                                                                          PAGE
                                 PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of December 31, 2001 (unaudited) and September 30, 2001.           1

           Unaudited Statements of Income for the Three Months Ended December 31, 2001          2
           and 2000..................................................................

           Unaudited Statements of Cash Flows for the Three Months Ended December 31, 2001
           and 2000..................................................................           3

           Unaudited Notes to Financial Statements...................................           4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results              7
           of Operations.............................................................

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.................          22

                            PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.    Legal Proceedings.........................................................          24

Item 2.    Changes in Securities and Use of Proceeds.................................          25

Item 3.    Defaults Upon Senior Securities...........................................          25

Item 4.    Submission of Matters to a Vote of Security Holders.......................          25

Item 5.    Other Information.........................................................          25

Item 6.    Exhibits and Reports on Form 8-K..........................................          26

Signature  ..........................................................................          26

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
(Dollars in thousands)
                                                                                       DECEMBER  31,       SEPTEMBER 30,
                                                                                            2001                2001
------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $ 71,867            $ 62,529
  Marketable securities                                                                       71,152              76,102
 Accounts receivable less allowance for doubtful accounts:                                     4,572               8,004
   $1,032 at December 31, 2001  and $1,156 at September 30, 2001
 Inventories                                                                                  14,034              15,852
 Deferred income taxes                                                                         9,296               9,296
 Prepaid expenses and other current assets                                                     2,291               2,306
                                                                                            --------            --------
              Total current assets                                                            173,212             174,089

PROPERTY, PLANT AND EQUIPMENT, Net                                                            29,822              30,179
                                                                                            --------            --------
TOTAL                                                                                       $203,034            $204,268
                                                                                            ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                                         $    471            $    471
  Accounts payable                                                                             1,228               1,365
  Accounts payable to related parties                                                            890               1,260
  Accrued bonus                                                                                1,338               1,900
  Other accrued expenses                                                                       1,935               2,249
  Income taxes payable                                                                           453                 428
                                                                                            --------            --------
              Total current liabilities                                                        6,315               7,673
                                                                                            --------            --------
LONG-TERM DEBT                                                                                 1,707               1,825
                                                                                            --------            --------
DEFERRED INCOME TAXES                                                                             57                  57
                                                                                            --------            --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A - common stock, $.001 par value; 200,000,000 shares
    authorized, 42,032,299 and 42,006,602 shares issued and outstanding                           42                  42
    at December 31, 2001 and September 30, 2001, respectively
  Class B - common stock $.001 par value; 66,000,000 shares authorized,
    66,000,000 shares issued and outstanding at December 31, 2001 and                             66                  66
    September 30, 2001
  Additional paid-in capital                                                                 129,766             129,707
  Retained earnings                                                                           65,081              64,898
                                                                                            --------            --------
          Total stockholders' equity                                                         194,955             194,713
                                                                                            --------            --------
TOTAL                                                                                       $203,034            $204,268
                                                                                            ========            ========

OPTICAL COMMUNICATION PRODUCTS, INC.
-----------------------------------------------------------

STATEMENTS OF INCOME
(In thousands, except per share data)
                                              THREE MONTHS ENDED DECEMBER 31,
                                              -------------------------------
                                                     2001            2000
-----------------------------------------------------------------------------
                                                         (UNAUDITED)

REVENUE                                            $  8,841        $ 41,853
COST OF REVENUE                                       6,707          21,986
                                                   --------        --------

GROSS PROFIT                                          2,134          19,867
                                                   --------        --------

EXPENSES:
   Research and development                           1,096             676
   Selling and marketing                                733           1,290
   General and administrative                         1,023           1,011
                                                   --------        --------

Total expenses                                        2,852           2,977
                                                   --------        --------

INCOME (LOSS) FROM OPERATIONS                          (718)         16,890
                                                   --------        --------

OTHER INCOME (EXPENSE):
   Interest income                                      964           1,166
   Interest expense                                     (28)            (57)
   Other income                                          87              36
                                                   --------        --------

OTHER INCOME, Net                                     1,023           1,145
                                                   --------        --------

INCOME BEFORE INCOME TAXES                              305          18,035

INCOME TAXES                                            122           7,214
                                                   --------        --------

NET INCOME                                         $    183        $ 10,821
                                                   ========        ========

BASIC EARNINGS PER SHARE                           $    .00        $    .14
                                                   ========        ========

DILUTED EARNINGS PER SHARE                         $    .00        $    .10
                                                   ========        ========

BASIC SHARES OUTSTANDING                            108,023          78,039
                                                   ========        ========

DILUTED SHARES OUTSTANDING                          112,488         107,838
                                                   ========        ========

OPTICAL COMMUNICATION PRODUCTS, INC.
-----------------------------------------------------------

STATEMENTS OF CASH FLOWS
(In thousands)
                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                        2001            2000
--------------------------------------------------------------------------------
                                                            (UNAUDITED)

OPERATING ACTIVITIES:

Net Income                                            $    183        $ 10,821

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation                                             541             243

  Amortization of premium on marketable securities         512

  Changes in operating assets and liabilities:

    Accounts receivables, net                            3,432          (4,423)

    Inventories                                          1,818          (6,388)

    Prepaid expense and other current assets                15            (368)

    Accounts payable                                      (137)          1,760

    Accounts payable to related parties                   (370)          3,302

    Accrued bonus                                         (562)           (886)

    Accrued expenses                                      (314)            562

    Income taxes payable                                    25           5,514
                                                      --------        --------
Net cash  provided by operating activities               5,143          10,137
                                                      --------        --------


INVESTING ACTIVITIES:

Purchase of marketable securities                      (15,562)        (69,492)

Maturities of marketable securities                     20,000          14,500

Purchase of property, plant and equipment                 (184)           (476)
                                                      --------        --------
Net cash provided by (used in) investing
  activities                                             4,254         (55,468)
                                                      --------        --------


FINANCING ACTIVITIES:

Principal payments on long-term debt                      (118)           (117)

Issuance of common stock                                    59         122,619
                                                      --------        --------
Net cash (used in) provided by financing
  activities                                               (59)        122,502
                                                      --------        --------

Increase in cash and cash equivalents                    9,338          77,171

Cash and cash equivalents, beginning of year            62,529           3,202
                                                      --------        --------
Cash and cash equivalents end of period               $ 71,867        $ 80,373
                                                      --------        --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
   Interest                                           $     28        $     57

   Income taxes                                       $    105        $  1,700

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of December 31, 2001 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended
     September 30, 2001. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. The Company's operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 61.1% of the Company's common stock at December 31, 2001, which accounts for 94.0% of the combined voting power of all of our outstanding stock.

2. INVENTORIES

     Inventories consist of the following:


                               DECEMBER 31,  SEPTEMBER 30,
                               ------------  -------------
                                  2001           2001
                               (UNAUDITED)

                                        (IN THOUSANDS)
------------------------------------------------------------

Raw materials                    $10,775      $10,865
Work-in-process                    1,203        1,593
Finished goods                     2,056        3,394
                                 -------      -------
Total inventories                $14,034      $15,852
                                 =======      =======

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:


                                  DECEMBER 31,  SEPTEMBER 30,
                                 -------------  -------------
                                     2001           2001
                                  (UNAUDITED)

                                       (IN THOUSANDS)       USEFUL LIVES
-------------------------------------------------------------------------

Land                             $ 8,074      $ 8,074
Buildings and improvements        15,966       15,961        39 years
Machinery and equipment            8,433        8,277        5 years
Furniture and fixtures               230          230        5 years
Computer hardware and software       626          602        3 years
                                 -------      -------
                                  33,329       33,144
Less accumulated depreciation      3,507        2,965
                                 -------      -------
                                 $29,822      $30,179
                                 =======      =======

4. EARNINGS PER SHARE
     The following is a calculation of basic and diluted earnings per share ("EPS"):


                                                      THREE MONTHS ENDED
                                             -------------------------------
                                              DECEMBER 31,     DECEMBER 31,
                                                 2001             2000
                                                      (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

BASIC EPS COMPUTATION:
                                               $    183             $ 10,821
Net income applicable to common stock          --------             --------

                                                108,023               78,039
Weighted average common shares outstanding     --------             --------

Basic earnings per share                       $   0.00             $   0.14
                                               ========             ========

DILUTED EPS COMPUTATION:
Net income applicable to common stock          $    183             $ 10,821
                                               --------             --------

Weighted average common shares outstanding      108,023               78,039
Effect of diluted securities
     Convertible preferred stock                                      24,391
     Common stock options                         4,465                5,408
                                               --------             --------
Diluted weighted average shares outstanding     112,488              107,838
                                               --------             --------
Diluted earnings per share                     $   0.00             $   0.10
                                               ========             ========

5. COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

     The Company is involved in litigation arising in the ordinary course of its business. On October 15, 1999, Methode Electronics, Inc. ("Methode") filed a lawsuit against the Company and Infineon Technologies Corporation in the United States District Court for the Northern District of California, seeking unspecified damages, injunctive relief, attorneys' fees and costs arising from the alleged infringement of Methode's U.S. patents. On December 17, 1999, the Company filed an answer to the complaint denying the claims of infringement against the Company and asserting a number of defenses, including invalidity of the Methode patents. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc. ("Stratos"), a Methode spin-off, all of Methode's rights, title and interest in the patents at issue. The court has added Stratos as a plaintiff to the lawsuit.

     The parties have exchanged extensive "Initial Disclosures" and supplemental disclosures of information mandated by the court's local rules. In discussions among the parties' counsel, Methode has indicated that it believes the Company's Small Form Factor Pluggable ("SFP") transceiver infringes one or more of Methode's patents. Methode has also indicated that it believes the Company's Small Form Factor transceiver ("SFF") infringes Methode patents. While Methode has filed actions against other manufacturers regarding such transceivers, Methode has not filed any additional actions against the Company, nor has Methode attempted to add SFPs, SFFs or any other transceivers as additional accused devices in the current action. In the event that Methode filed a lawsuit (or sought to amend its current lawsuit) and charged the Company with infringement through the manufacture and sale of these transceivers, an unfavorable resolution of such a lawsuit could have a material adverse impact on the Company. Unless the case terminates through dispositive motions or through settlement, trial is scheduled to commence in September 2002. An unfavorable resolution of this lawsuit could have a material adverse impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed below in this Report under "Risk Factors" and elsewhere in this Report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on December 21, 2001.

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

   Furukawa beneficially owns all of our outstanding Class B common stock, representing 61.1% of our outstanding shares of common stock and 94.0% of the combined voting power of all of our outstanding common stock as of December 31, 2001. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa using short-term purchase orders.

   We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to fiber optic communication equipment manufacturers, directly and through contract manufacturers who incorporate them into systems they assemble for equipment manufacturers. We define our customers as equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. For the quarter ended December 31, 2001, our ten largest customers accounted for approximately 56.4% of our total revenue, with Alcatel accounting for approximately 19.1% of our total revenue. No other customer accounted for more than 10.0% of our total revenue for the quarter ended December 31, 2001. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

   In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode's rights, title and interest in the patents at issue. The court has added Stratos as a plaintiff to the lawsuit. The parties have exchanged extensive "Initial Disclosures" and supplemental disclosures of information mandated by the court's local rules. Unless the case terminates through dispositive motions or through settlement, trial is scheduled to commence in September 2002. Although our expenses and other resources expended on this lawsuit have increased, to date the lawsuit has not had a material effect on our business operations. As the lawsuit progresses, we expect to incur greater legal fees and expenses. In addition, we expect that the defense of this lawsuit will divert the efforts and attention of our key management and technical personnel. For the quarter ended December 31, 2001, sales of our 1x9 products alleged to infringe the Methode/Stratos patents accounted for approximately 20.9% of our total revenue. Sales of our other GBIC products alleged to infringe the Methode patents represented an immaterial amount of our total revenue for the quarter ended December 31, 2001. An unfavorable resolution of this lawsuit could have a material adverse impact on the Company. See "Legal Proceedings."

     During the fiscal year ended September 30, 2001 and the quarter ended December 31, 2001, the telecommunications sector, and in particular the fiber optic networking sector, suffered an unexpected economic downturn. System providers scaled back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers' sales declined, they have relied on their excess component inventories to meet their reduced demand. Consequently, the slowdown continues to have a negative impact on our business as we face declining sales as the result of our customers' declining business and the resulting adjustment to their inventory levels.

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

   Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, costs of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we intend to expand our internal research and development capabilities in the future to develop new products. As a result, we expect that our research and development expenses in absolute dollar amounts will increase in future periods.

   Sales and marketing expenses consist primarily of personnel costs, product marketing and promotion costs. We intend to expand our sales and marketing operations and efforts, both domestically and internationally, in order to increase sales and market awareness of our products. In December 1999 we opened a sales office in Franklin, Massachusetts, in July 2000 we opened sales offices in Bury St. Edmunds, England and Richardson, Texas and in May 2001 we opened a
sales office in Ottawa, Canada.   We also intend to open an additional sales
office in San Jose, California in 2002. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

   General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that general and administrative expenses will increase particularly due to the increase in our directors and officers insurance premiums as a result of the recent downturn in the equity markets. General and administrative expenses are also likely to be affected in future periods by significant legal fees and expenses incurred in connection with our pending litigation.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

   Revenue - Revenue decreased 78.9% to $8.8 million in the quarter ended December 31, 2001 from $41.9 million in the quarter ended December 31, 2000. This decrease was primarily due to a general economic downturn, which has caused system providers to scale back on deployment of fiber optic networks and existing inventory levels with some of our customers. This resulted in a decrease in demand from our customers and equipment manufacturers of their purchases of components and modules that we provide. Sales of our products for metropolitan area networks decreased approximately 87.0% of revenue for the quarter ended December 31, 2001 from approximately 88.0% of revenue for the quarter ended December 31, 2000. We expect our revenue to continue to be affected by the economic downturn and its impact on the overall market growth in the foreseeable future. In addition, the average selling prices for existing products may decline in response to product introductions by competitors or us, and pressure from significant customers for price concessions.

   Cost of Revenue - Cost of revenue decreased 69.5% to $6.7 million in the quarter ended December 31, 2001 from $22.0 million in the quarter ended December 31, 2000. Gross margin decreased to 24.1% from 47.5% during this period. The decrease in gross margin was primarily due to an increase in manufacturing overhead as a percentage of revenue, which was the result of a significant reduction in revenue.

   Research and Development - Research and development expenses increased 62.1% to $1.1 million in the quarter ended December 31, 2001 from $676,000 in the quarter ended December 31, 2000. This increase was due to an increase in salaries and other operating costs resulting from the addition of engineering personnel hired since December 31, 2000. We expect research and development expenses to increase in absolute dollars as we expand our research and development efforts.

   Sales and Marketing - Sales and marketing expenses decreased 43.2% to $733,000 in the quarter ended December 31, 2001 from $1.3 million in the quarter ended December 31, 2000. This decrease was primarily due to decreased commissions to independent manufacturers' representatives. This decrease was partially offset by an increase in salaries from the addition of six sales and
marketing personnel hired since  December 31, 2000.   Sales and marketing as a
percentage of revenue increased to 8.3% from 3.1% over this period because of a
significant reduction in revenue.   We believe that investment in sales and
marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

   General and Administrative - General and administrative expenses remained flat at $1.0 million in both the quarters ended December 31, 2001 and 2000. We expect the dollar level of these costs to increase as a result of increased legal fees, and expenses incurred with pending litigation.

   Income Taxes - The provision for income taxes decreased 98.3% to $122,000 in the quarter ended December 31, 2001, based on an effective tax rate of 40.0%, from $7.2 million in the quarter ended December 31, 2000, based on an effective tax rate of 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, our primary source of liquidity was our cash and cash equivalents balance of $71.9 million and our marketable securities balance of $71.2 million, which consist primarily of United States Treasury notes and bonds. Our unused revolving line of credit totaling approximately $1.0 million provided an additional source of liquidity. Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock which we completed on November 3, 2000. As of December 31, 2001, our working capital was $166.9 million with a current ratio of 27.4. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

   As of December 31, 2001, we had a $2.2 million balance outstanding under our term loan and no balance outstanding under our $1.0 million revolving line of credit. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California. The revolving credit facility can be used to fund working capital requirements.

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

   We have current plans to make capital expenditures totaling $600,000 primarily to purchase additional production equipment to continue to expand our manufacturing capabilities.

   During the three months ended December 31, 2001 and 2000, we generated cash flow from operations of $5.1 million and $10.1 million, respectively. The cash generated by operating activities during the three months ended December 31, 2001 was the result of decreases in accounts receivable and inventory. The cash generated from operating activities during the three months ended December 31, 2000, was the result of net income and increases in accounts payable, accrued expenses, and income taxes payable partially offset by increases in accounts receivable and inventories.

   During the three months ended December 31, 2001 and 2000, cash provided by (used in) investing activities was $4.3 million and ($55.5) million, respectively. The majority of cash provided by investing activities was the maturities of marketable securities. The majority of cash used in investing activities was for the purchase of marketable securities and the purchase of equipment.

   During the three months ended December 31, 2001 and 2000, cash (used in) provided by financing activities was ($59,000) and $122.5 million, respectively. The majority of cash used in financing activities was for principal payments on the long-term debt. The majority of cash was provided by proceeds from issuance of common stock from our initial public offering which was completed on November 3, 2000.

     We believe that our existing cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

   .  price discounts on our products to our customers;

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

     The current downturn in our industry, and unfavorable economic and market conditions have caused communications service providers to reduce their capital spending on fiber optic equipment and delayed the deployment of new and build-out of existing fiber optic networks. As a result, (a) our revenue is declining,
(b) we are unable to predict future revenue accurately, and (c) we are currently unable to provide guidance for future financial performance. The conditions contributing to this difficulty include:

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

     Our success depends on our continued ability to develop and maintain relationships with a limited number of significant customers. We sell our products into markets dominated by a relatively small number of systems manufacturers, a fact that limits the number of our potential customers. Our dependence on orders from a relatively small number of customers makes our relationship with each customer critical to our business. For the quarter ended December 31, 2001, our ten largest customers accounted for approximately 56.4% of our total revenue, with Alcatel accounting for approximately 19.1% of our total revenue. No other customer accounted for more than 10.0% of our total revenue for the quarter ended December 31, 2001.

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

GENERAL ECONOMIC FACTORS COULD NEGATIVELY IMPACT OUR GROWTH PLAN.

     During our fiscal year ended September 30, 2001 and the quarter ended December 31, 2001, unfavorable economic conditions in the United States detrimentally affected the U.S. manufacturing industry and sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers during this period indicate that there is a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce existing inventories. Based on these and other factors, some of our customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. In addition, the economic slowdown has required us to aggressively manage our costs and expenses, including our July 2001 announcement of the elimination of approximately 110 jobs primarily in the manufacturing area, and may require us to implement further cost management procedures in the future. Our business, operating results and financial condition will suffer if economic conditions in the United States worsen, the fiber optics equipment market continues to slowdown, or if a wider or global economic slowdown occurs.

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

     The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Agere Systems, Agilent Technologies, ExceLight Communications, Finisar, Infineon Technologies, JDS Uniphase, Luminent,

Stratos Lightwave and Tyco International. We also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our products address. The development of alternative solutions to fiber optic transmission problems by our competitors, particularly systems companies that also manufacture modules, such as Alcatel (via Alcatel Optronics), Fujitsu, and Nortel Networks, could significantly limit our growth and harm our competitive position.

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

       In 2000, Methode sought to amend its complaint to add Stratos Lightwave Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff and to allege that we infringe a sixth patent, which purportedly relates to certain aspects of our GBIC products. Methode withdrew its motion to amend with respect to the sixth patent, though Methode remains free to reassert the claim at a later time, whether in the current action or in a separate
proceeding.  The court later added Stratos as a plaintiff to the lawsuit.   For
the quarter ended December 31, 2001, sales of our 1x9 pin configuration products alleged to infringe the Methode patents accounted for 20.9% of our total revenue. Sales of our GBIC products alleged to infringe the other Methode patents represented an immaterial amount of our total revenue for the quarter ended December 31, 2001.

       In discussions among the parties' counsels, Methode has indicated that it believes our recently released Small Form Factor Pluggable, or SFP, transceiver infringes one or more of Methode's patents, including the patents at issue in the current action. Methode has also indicated that it believes our Small Form Factor, or SFF, transceiver infringes Methode patents. While Methode has filed actions against other manufacturers regarding such transceivers, Methode has not filed any additional actions against us, nor has Methode attempted to add SFPs, SFFs or any other transceivers as additional accused devices in the current action. In the event that Methode filed a lawsuit (or sought to amend its current lawsuit) and charged us with infringement through the manufacture and sale of these transceivers, an unfavorable resolution of such a lawsuit could have a material adverse impact on our business.

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

RECENT TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Recent terrorist attacks in the United States, as well as continued threats of terrorism within the United States and abroad and current and future military response to them have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism and the heightened security measures in response to such threats have and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the market price for our Class A common stock and on the future price of our Class A common stock.

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

OUR STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY.

     Our Class A common stock has been publicly traded only since November 3, 2000. The market price of our Class A common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of telecommunications and fiber optic companies. As a result, the market price of our Class A common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management's attention and resources.

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

     Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of December 31, 2001 represented 94.0% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are currently exposed to interest rate risk on our existing term loan and revolving credit facility and on our investment portfolio. Our variable rate debt consists of term loan borrowing of $2.2 million. To date we have not utilized our floating rate debt under the revolving credit facility. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $71.9 million the majority of which is invested in
money market and other interest bearing accounts.   In addition, we have $71.2
million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

     As of December 31, 2001, our investment in marketable securities had a weighted-average time to maturity of approximately 200 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities range from three months to two years.

     If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $22,000 on our term loan and an annual increase or decrease of interest income of $1.4 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.

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

       On December 17, 1999, we filed an answer to Methode's complaint denying its claims of infringement and asserting a number of defenses, including non-infringement and invalidity of the asserted patents. On June 27, 2000, Methode filed a motion for leave to amend its complaint to add Stratos Lightwave, Inc., a Methode spin-off and assignee of the patents-in-suit, as an additional plaintiff and to allege that certain aspects of our GBIC products infringe U.S. Reissue Patent No. 36,820 (a reissue of U.S. Patent No. 5,546,281). The court later added Stratos as a plaintiff to the lawsuit. Methode withdrew its motion to amend with respect to the RE '820 Patent, although Methode and Stratos may later seek to amend the complaint again to allege infringement of the claims of the RE '820 Patent, or they may later file a separate proceeding against us alleging infringement of the reissued patent's claims. For the quarter ended December 31, 2001, sales of our 1x9 pin configuration products alleged to infringe the '408 and '468 Patents accounted for 20.9% of our total revenue. For the quarter ended December 31, 2001, sales of our GBIC products alleged to infringe the '533, '558, and '173 Patents (and RE '820 Patent) represented an immaterial amount of our total revenue.

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

       In discussions among the parties' counsels, Methode has indicated that it believes our recently released Small Form Factor Pluggable, or SFP, transceiver infringes one or more of Methode's patents, including the patents at issue in the current action. Methode has also indicated that it believes our Small Form Factor, or SFF, transceiver infringes Methode patents. While Methode has filed actions against other manufacturers regarding such transceivers, Methode has not filed any additional actions against us, nor has Methode attempted to add SFPs, SFFs or any other transceivers as additional accused devices in the current action. Unless the current case terminates through dispositive motions or through settlement, trial is scheduled to commence in September 2002.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

           Not applicable.

           (b) Report on Form 8-K filed during the quarter ended December 31, 2001:

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


                                     OPTICAL COMMUNICATION PRODUCTS, INC.,
                                     a Delaware corporation


Date:  February 13, 2002             By:  /s/ Muoi Van Tran
       -----------------                  -----------------
                                          Name:  Muoi Van Tran
                                          Title: Chief Executive Officer
                                                 and President

Date:  February 13, 2002             BY:  /s/ Susie Nemeti
       -----------------                  -----------------
                                          Name:  Susie Nemeti
                                          Title: Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)