Form 10-Q
period 2002-03-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2002-05-15
CIK 1122668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 000-31861

OPTICAL COMMUNICATION PRODUCTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4344224
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20961 Knapp Street
Chatsworth, California 91311
(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (818) 701-0164

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

As of May 7, 2002, there were approximately 42,192,300 shares of Class A common stock outstanding.

OPTICAL COMMUNICATION PRODUCTS, INC.

INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
(Dollars in thousands)

	March 31, 2002	September 30, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,985	$62,529
Marketable securities	76,051	76,102
Accounts receivable less allowance for doubtful accounts:
$469 at March 31, 2002 and $1,156 at September 30, 2001	4,414	8,004
Inventories	12,284	15,852
Deferred income taxes	9,296	9,296
Prepaid expenses and other current assets	2,006	2,306

Total current assets	173,036	174,089
PROPERTY, PLANT AND EQUIPMENT, Net	30,107	30,179

TOTAL	$203,143	$204,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$471	$471
Accounts payable	890	1,365
Accounts payable to related parties	495	1,260
Accrued bonus	1,463	1,900
Other accrued expenses	3,037	2,249
Income taxes payable	106	428

Total current liabilities	6,462	7,673

LONG-TERM DEBT	1,589	1,825

DEFERRED INCOME TAXES	57	57

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A—common stock, $0.001 par value; 200,000,000 shares authorized, 42,172,299 and 42,006,602 shares issued and outstanding at March 31, 2002 and September 30, 2001, respectively	42	42
Class B—common stock $0.001 par value; 66,000,000 shares authorized, 66,000,000 shares issued and outstanding at March 31, 2002 and September 30, 2001	66	66
Additional paid-in capital	129,783	129,707
Retained earnings	65,144	64,898

Total stockholders’ equity	195,035	194,713

TOTAL	$203,143	$204,268

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
REVENUE	$9,620	$47,944	$18,461	$89,797
COST OF REVENUE	6,742	26,588	13,449	48,574

GROSS PROFIT	2,878	21,356	5,012	41,223

EXPENSES:
Research and development	1,132	845	2,228	1,521
Selling and marketing	1,147	1,217	1,880	2,507
General and administrative	1,361	940	2,384	1,951

Total expenses	3,640	3,002	6,492	5,979

INCOME (LOSS) FROM OPERATIONS	(762)	18,354	(1,480)	35,244

OTHER INCOME (EXPENSE):
Interest income	805	1,737	1,769	2,903
Interest expense	(17)	(49)	(45)	(106)
Other income	79	36	166	72

OTHER INCOME, Net	867	1,724	1,890	2,869

INCOME BEFORE INCOME TAXES	105	20,078	410	38,113
INCOME TAXES	42	8,031	164	15,245

NET INCOME	$63	$12,047	$246	$22,868

BASIC EARNINGS PER SHARE	$.00	$.11	$.00	$.25

DILUTED EARNINGS PER SHARE	$.00	$.11	$.00	$.21

BASIC SHARES OUTSTANDING	108,103	107,439	108,063	92,573

DILUTED SHARES OUTSTANDING	112,478	112,754	112,490	110,264

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	March 31, 2002	March 31, 2001
	(Unaudited)
Operating Activities:
Net Income	$246	$22,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,187	551
Amortization of premium on marketable securities	1,038
Changes in operating assets and liabilities:
Accounts receivable, net	3,590	(4,030)
Inventories	3,568	(14,939)
Prepaid expense and other current assets	300	(309)
Accounts payable	(475)	2,119
Accounts payable to related parties	(765)	6,725
Accrued bonus	(437)
Other accrued expenses	788	1,376
Income taxes payable	(322)	(1,440)

Net cash provided by operating activities	8,718	12,921

Investing Activities:
Purchase of marketable securities	(30,987)	(70,047)
Maturities of marketable securities	30,000	34,500
Purchase of property, plant and equipment	(1,115)	(2,414)

Net cash (used in) investing activities	(2,102)	(37,961)

Financing Activities:
Principal payments on long-term debt	(236)	(235)
Proceeds from Initial Public Offering		122,117
Issuance of common stock	76	615

Net cash provided by (used in) financing activities	(160)	122,497

Increase in cash and cash equivalents	6,456	97,457
Cash and cash equivalents, beginning of year	62,529	3,202

Cash and cash equivalents end of period	$68,985	$100,659

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$45	$109
Income taxes	$403	$16,685

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the ”Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of March 31, 2002 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2001. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. The Company’s operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan (“Furukawa”). Furukawa beneficially owned 61.0% of the Company’s common stock at March 31, 2002.

2.    INVENTORIES

Inventories consist of the following:

	March 31, 2002	September 30, 2001
	(Unaudited)
	(in thousands)
Raw materials	$9,359	$10,865
Work-in-process	1,800	1,593
Finished goods	1,125	3,394

Total	$12,284	$15,852

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2002	September 30, 2001	Useful Lives
	(Unaudited)
	(in thousands)
Land	$8,074	$8,074
Buildings and improvements	15,986	15,961	39 years
Machinery and equipment	9,310	8,277	5 years
Furniture and fixtures	230	230	5 years
Computer hardware and software	659	602	3 years

	34,259	33,144
Less accumulated depreciation	4,152	2,965

	$30,107	$30,179

4.    EARNINGS PER SHARE

The following is a calculation of basic and diluted earnings per share (“EPS”)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(Unaudited)
	(in thousands, except per share data)
BASIC EPS COMPUTATION:
Net Income applicable to common stock	$63	$12,047	$246	$22,868

Weighted average common shares outstanding	108,103	107,439	108,063	92,573

Basic earnings per share	$0.00	$0.11	$0.00	$0.25

DILUTED EPS COMPUTATION:
Net income applicable to common stock	$63	$12,047	$246	$22,868

Weighted average common shares outstanding	108,103	107,439	108,063	92,573
Effect of diluted securities
Convertible preferred stock				12,330
Common stock option	4,375	5,315	4,427	5,361

Diluted weighted average shares outstanding	112,478	112,754	112,490	110,264

Diluted earnings per share	$0.00	$0.11	$0.00	$0.21

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities. Lease payment are made monthly. The Company’s leases are renewable either monthly or annually. Rent expense for these leases for the six months ended March 31, 2002 and 2001 was $41,000 and $13,000, respectively.

Legal Proceedings

On April 12, 2002, the Company resolved pending patent infringement litigation with Methode Electronics, Inc. and Stratos Lightwave, Inc. (“Stratos”). As part of the settlement, the Company entered into a five-year license agreement with Stratos Lightwave covering Stratos Lightwaves’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term, a portion of which was expensed in March 2002. At the end of the five-year term, the Company has the option to renew the license.

6.    SUBSEQUENT EVENTS

On April 30, 2002, the Company eliminated approximately 45 jobs, primarily related to manufacturing. Positions in research and development and sales and marketing were unaffected. Total cost of this workforce reduction is immaterial and will be reflected in our June 30, 2002 financial results.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed below in this Report under “Risk Factors” and elsewhere in this Report, and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed with the Securities and Exchange Commission.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory write-downs, and accrued expenses. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden or significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to write down our inventory and our gross margin could be adversely affected.

We use estimates in the determination of the required accrual for warranty costs . This estimate is based upon a detailed examination of past experience and current information. The information available to us may change in the future and may require us to revise this accrual.

We continually reassess our assumptions and judgments and make adjustments when significant facts and circumstances dictate. Historically, actual results have not been materially different than the estimates that are described above.

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

Furukawa beneficially owns all of our outstanding Class B common stock, representing 61.0% of our outstanding shares of common stock and 94.0% of the combined voting power of all of our outstanding common stock as of March 31, 2002. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa using short-term purchase orders.

We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to fiber optic communication equipment manufacturers, directly and through contract manufacturers, who incorporate them into systems they assemble for equipment manufacturers. We define our customers as equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant.

Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for approximately 56.4% of our total revenue for the quarter ended December 31, 2001 and 62.7% of our total revenue for the quarter ended March 31, 2002. Alcatel accounted for approximately 19.1% of our total revenue for the quarter ended December 31, 2001 and Alcatel, Nortel Networks and Cisco Systems accounted for approximately 14.3%, 12.5% and 11.0%, respectively, of our total revenue for the quarter ended March 31, 2002. No other customer accounted for more than 10.0% of our total revenue for the quarters ended December 31, 2001 and March 31, 2002.

During the six months ended March 31, 2002, the telecommunications sector, and in particular the fiber optic networking sector, continued to suffer an economic downturn. System providers scaled back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers’ sales declined, they have relied on their excess component inventories to meet their reduced demand. Consequently, the slowdown continues to have a negative impact on our business as we face declining sales as the result of our customers’ declining business and the resulting adjustment to their inventory levels.

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

Sales and marketing expenses consist primarily of personnel costs, product marketing and promotion costs. We intend to expand our sales and marketing operations and efforts, both domestically and internationally, in order to increase sales and market awareness of our products. In December 1999 we opened a sales office in Franklin, Massachusetts, in July 2000 we opened sales offices in Bury St. Edmunds, England and Richardson, Texas, in May 2001 we opened a sales office in Ottawa, Canada and in May 2002, we plan to open a sales office in San Jose, California. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

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

Results of Operations—Comparison of Three Months Ended March 31, 2002 and 2001

Revenue—Revenue decreased 79.9% to $9.6 million in the quarter ended March 31, 2002 from $47.9 million in the quarter ended March 31, 2001. This decrease was primarily due to a general economic downturn, which has caused system providers to scale back on deployment of fiber optic networks and existing inventory levels with some of our customers. This resulted in a decrease in demand from our customers and equipment manufacturers of their purchases of components and modules that we provide. Sales of our products for metropolitan area networks increased to approximately 92.0% of revenue for the quarter ended March 31, 2002 from approximately 91.2% of revenue for the quarter ended March 31, 2001. We expect our revenue to continue to be affected by the economic downturn and its impact on the overall market growth in the foreseeable future. In addition, the average selling prices for existing products may decline in response to product introductions by competitors or us, and pressure from our significant customers for price concessions.

Cost of Revenue—Cost of revenue decreased 74.6% to $6.7 million in the quarter ended March 31, 2002 from $26.6 million in the quarter ended March 31, 2001. Gross margin decreased to 29.9% in the quarter ended March 31, 2002 from 44.5% in the same period last year. The decrease in gross margin was primarily due to an increase in manufacturing overhead as a result of decreased production.

Research and Development—Research and development expenses increased 34.0% to $1.1 million in the quarter ended March 31, 2002 from $845,000 in the quarter ended March 31, 2001. This increase was primarily due to an increase in salaries and other operating costs resulting from the addition of engineering personnel hired since March 31, 2001. We expect research and development expenses to increase in absolute dollars as we continue to expand our research and development efforts.

Sales and Marketing—Sales and marketing expenses decreased 5.8% to $1.1 million in the quarter ended March 31, 2002 from $1.2 million in the quarter ended March 31, 2001. This decrease was primarily due to a decrease of $576,000 in commissions to independent manufacturers’ representatives. This decrease was substantially offset by an increase in licensing fees. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

General and Administrative—General and administrative expenses increased 44.8% to $1.4 million in the quarter ended March 31, 2002 from $940,000 in the quarter ended March 31, 2001. This increase was primarily due to increased legal expenses related to the patent infringement litigation with Methode Electronics, Inc. and Stratos Lightwave, Inc. We expect the dollar level of these costs to decrease as a result of the resolution of this litigation in April 2002. See “Legal Proceedings.”

Other Income, net—Other income, net decreased 49.7% to $867,000 in the quarter ended March 31, 2002 from $1.7 million in the quarter ended March 31, 2001. This decrease was primarily due to decreased investment income, which was the result of a decrease in interest rates.

Income Taxes—The provision for income taxes decreased to $42,000 in the quarter ended March 31, 2002, based on an effective tax rate of 40.0%, from $8.0 million in the quarter ended March 31, 2001, based on an effective tax rate of 40.0%.

Results of Operations—Comparison of Six Months Ended March 31, 2002 and 2001

Revenue—Revenue decreased 79.4% to $18.5 million in the six months ended March 31, 2002 from $89.8 million in the six months ended March 31, 2001. This decrease was primarily due to a general economic downturn, which has caused system providers to scale back on deployment of fiber optic networks and existing inventory levels with some of our customers. This resulted in a decrease in demand from our customers and equipment manufacturers of their purchases of components and modules that we provide. We expect that our year-to-year revenue will continue to be affected by the economic downturn. In addition, the selling prices for our existing products may decline in response to new product introductions by our competitors or us, and pressure from our significant customers for price concessions.

Cost of Revenue—Cost of revenue decreased 72.3% to $13.4 million in the six months ended March 31, 2002 from $48.6 million in the six months ended March 31, 2001. Gross margin decreased to 27.1% in the six months ended March 31, 2002 from 45.9% in the same period last year. The decrease in gross margin was primarily due to an increase in manufacturing overhead as a result of decreased production.

Research and Development—Research and development expenses increased 46.5% to $2.2 million in the six months ended March 31, 2002 from $1.5 million in the six months ended March 31, 2001. This increase was due to an increase in salaries and other operating costs resulting from the addition of engineering personnel hired during this period.

Sales and Marketing—Sales and marketing expenses decreased 25.0% to $1.9 million in the six months ended March 31, 2002 from $2.5 million in the six months ended March 31, 2001. This decrease was primarily due to a decrease of $1.3 million in commissions to independent manufacturers’ representatives. This decrease was partially offset by an increase in salaries from the addition of sales and marketing personnel hired since March 31, 2001 and an increase in licensing fees.

General and Administrative—General and administrative expenses increased 22.2% to $2.4 million in the six months ended March 31, 2002 from $2.0 million in the six months ended March 31, 2001. This increase was primarily due to increased legal expenses related to the patent infringement litigation with Methode Electronics, Inc. and Stratos Lightwave, Inc. We expect the dollar level of these costs to decrease as a result of the resolution of this litigation in April 2002. See “Legal Proceedings.”

Other Income, net—Other income, net decreased 34.1% to $1.9 million in the six months ended March 31, 2002 from $2.9 million in the six months ended March 31, 2001. This decrease was primarily due to decreased investment income, which was the result of a decrease in interest rates.

Income Taxes—The provision for income taxes decreased to $164,000 in the six months ended March 31, 2002, based on an effective tax rate of 40.0%, from $15.2 million in the six months ended March 31, 2001, based on an effective tax rate of 40.0%.

Liquidity and Capital Resources

As of March 31, 2002, our primary source of liquidity was our cash and cash equivalents balance of $69.0 million and our marketable securities balance of $76.1 million, which consist primarily of United States Treasury notes. Our unused revolving line of credit totaling approximately $1.0 million provided an additional source of liquidity. Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock which we completed on November 3, 2000. As of March 31, 2002, our working capital was $166.6 million with a current ratio of 26.8. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

As of March 31, 2002, we had a $2.1 million balance outstanding under our term loan and no balance outstanding under our $1.0 million revolving line of credit. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California. The revolving credit facility can be used to fund working capital requirements.

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

We have plans to make capital expenditures totaling $310,000 primarily to upgrade our facilities through the end of our fiscal third quarter 2002.

On April 12, 2002, we resolved the patent litigation with Methode Electronics and Stratos Lightwave Inc. (“Stratos”). As part of the settlement, we entered into a five-year license agreement with Stratos Lightwave covering Stratos Lightwaves’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term.

During the six months ended March 31, 2002 and 2001, we generated cash flow from operations of $8.7 million and $12.9 million, respectively. The cash generated by operating activities during the six months ended March 31, 2002 was the result of net income after adjustments for non cash charges and decreases in accounts receivable and inventories. The cash generated from operating activities during the six months ended March 31, 2001 was the result of net income and increases in accounts payable and accounts payable to related parties, partially offset by increases in accounts receivable and inventories.

During the six months ended March 31, 2002 and 2001, cash used in investing activities was $2.1 million and $38.0 million, respectively. The cash used in investing activities during the six months ended March 31, 2002 was for the purchase of marketable securities and property, plant and equipment. The majority of cash used in investing activities during the six months ended March 21, 2001 was for the purchase of marketable securities.

During the six months ended March 31, 2002 and 2001, cash (used in) provided by financing activities was ($160,000) and $122.5 million, respectively. The cash used in financing activities during the six months ended March 31, 2002 was for principal payments on the long-term debt. The cash provided by financing activities during the six months ended March 31, 2001 was provided by proceeds from the issuance of common stock from our initial public offering, which was completed on November 3, 2000.

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

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products to our customers;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ response to our products; and

•	our relationships with suppliers and customers.

In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

RISK FACTORS

You should carefully consider the following risks before you decide to buy shares of our Class A common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

Our fiber optic subsystems and modules are used primarily in metropolitan area networks and high-speed premises networks. These markets are evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies.

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

•	uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers and, ultimately we, depend for revenue;

•	the telecommunications carriers’ current limited access to the capital required for expansion;

•	our customers decreasing their excess inventory levels, which, in turn, reduces our revenue;

•	lower near term revenue visibility; and

•	general market and economic uncertainty.

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

Our success depends on our continued ability to develop and maintain relationships with a limited number of significant customers. We sell our products into markets dominated by a relatively small number of systems manufacturers, a fact that limits the number of our potential customers. Our dependence on orders from a relatively small number of customers makes our relationship with each customer critical to our business. Our ten largest customers accounted for approximately 56.4% of our total revenue for the quarter ended December 31, 2001 and 62.7% of our total revenue for the quarter ended March 31, 2002. Alcatel accounted for approximately 19.1% of our total revenue for the quarter ended December 31, 2001 and Alcatel, Nortel Networks and Cisco Systems accounted for approximately 14.3%, 12.5% and 11.0%, respectively, of our total revenue for the quarter ended March 31, 2002. No other customer accounted for more than 10.0% of our total revenue for the quarters ended December 31, 2001 and March 31, 2002.

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

Our historical quarterly operating results have varied significantly, and our future quarterly operating results are likely to continue to vary significantly from period to period. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. Some of the factors which could cause our operating results to vary include:

•	fluctuations in demand for, and sales of, our products, which is dependent on the implementation of fiber optic networks;

•	the timing of customer orders, particularly from our significant customers;

•
competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors, the entry of new competitors into the fiber optic subsystems and modules market and pricing pressures;

•	our ability to control expenses;

•	the mix of our products sold; and

•	economic conditions specific to the communications and related industries.

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

During the six months ended March 31, 2002 unfavorable economic conditions in the United States detrimentally affected the U.S. manufacturing industry, particularly sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers during this period indicate that there is a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce existing inventories. Based on these and other factors, some of our customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. In addition, the economic slowdown has required us to aggressively manage our costs and expenses, including our July 2001 and April 2002 announcements of the elimination of approximately 110 and 45 jobs, respectively, primarily in the manufacturing area, and may require us to implement further cost management procedures in the future. Our business, operating results and financial condition will suffer if economic conditions in the United States worsen, the fiber optics equipment market continues to slow down, or if a wider or global economic slowdown occurs.

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

Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors’ products rather than our products or develop internal capabilities to produce their own fiber optic subsystems and modules.

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

Many of our current competitors and potential competitors have longer operating histories and significantly greater financial, technical, sales and marketing resources than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalization or cash reserves are in a much better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, many of our competitors have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

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

Our sales cycle runs from our customers’ initial design to production for commercial sale. This cycle is long and unpredictable and may cause our revenue and operating results to vary from our forecasts.

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

The manufacture of our products involves complex and precise processes. As a result, it may be difficult to cost-effectively meet our production goals. In addition, changes in our manufacturing processes or those of our suppliers, or our suppliers’ inadvertent use of defective materials, could significantly reduce our manufacturing yields, increase our costs and reduce our product shipments. To increase our gross margin, while offering products at prices acceptable to customers, we will need to develop new manufacturing processes and techniques that will involve higher levels of automation.

We could be subjected to additional litigation regarding intellectual property rights, which may divert management attention, cause us to incur significant costs or prevent us from selling our products.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights in the networking technologies industry. Many companies aggressively use their patent portfolios to bring infringement claims against competitors. As a result, we may be a party to litigation or be involved in disputes over our alleged infringement of others’ intellectual property in the future. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and prevent us from making or selling some of our products. These lawsuits, regardless of their merit, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using our products that use the infringed intellectual property;

•	obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, if at all; or

•	redesign the products to not use the infringed intellectual property, which may not be technically or commercially feasible.

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

Historically, we have relied primarily on a limited direct sales force, supported by third party manufacturers’ representatives and distributors, to sell our products. Our sales strategy focuses primarily on developing and expanding our direct sales force, manufacturers’ representatives and distributors. We will incur significant costs related to the expansion of our sales operations. If the expansion of our sales operations does not generate adequate additional revenue, the cost of any expansion may exceed the revenue generated, and our margins may decline. To the extent we are unsuccessful in expanding our direct sales force, we will likely be unable to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant manufacturers’ representatives or distributors, or if these representatives or distributors are not successful in their sales or marketing efforts, sales of our products may decrease and our competitive position would be harmed. Our representatives or distributors may not market our products effectively or may not continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our domestic sales and support staff or maintain existing or establish new relationships with manufacturer representatives and distributors would harm our revenue and result in declining margins.

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

Our products may have defects that are not detected until full deployment of a customer’s system. Any of these defects could result in a loss of customers, damage to our reputation and substantial costs.

We design our products for large and complex fiber optic networks, and our products must be compatible with other components of the network system, both current and future. We have experienced in the past, and may continue to experience in the future, defects in our products. Defects in our products or incompatibilities in our products may appear only when deployed in networks for an extended period of time. In addition, our products may fail to meet our customers’ design specifications, or our customers may change their design specifications after the production of our product. A failure to meet our customers’ design specification often results in a loss of the sale due to the length of time required to redesign the product. We may also experience defects in third party components that we incorporate into our products. We have experienced the following due to our inability to detect or fix errors in the past:

•	increased costs associated with the replacement of defective products, redesign of products to meet customer design specification and/or refund of the purchase price;

•	diversion of development resources; and

•	increased service and warranty costs.

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

In addition, international operations are subject to other risks, including:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in fiber optic technology;

•	unexpected changes in regulatory or certification requirements for optical networks; and

•	political or economic instability.

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

We expect to review opportunities to buy other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets or which may otherwise offer growth opportunities. Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing stockholders’ percentage ownership, incur substantial debt or assume contingent liabilities. We have no experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

•	problems assimilating the purchased operations, technologies or products;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

Our stock price is likely to be volatile and could drop unexpectedly.

Our Class A common stock has been publicly traded only since November 3, 2000. The market price of our Class A common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of telecommunications and fiber optic companies. As a result, the market price of our Class A common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

We have business conflicts of interest with Furukawa, the resolution of which may not be as favorable to us as if we were dealing with an unaffiliated third party.

We have historically relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future. We currently purchase the majority of lasers from Furukawa. We currently have no written agreements with Furukawa with respect to our research and development and supply relationship. We cannot assure you that Furukawa will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components. We believe that our past business dealings with Furukawa and its subsidiaries and affiliates were on terms that were no less favorable than terms that would be available from third parties for similar transactions. We intend to continue to maintain our relationship with Furukawa and Furukawa will continue to control us. The terms of future transactions with Furukawa may or may not be comparable to those that would be available from unaffiliated third parties.

Conflicts of interest may arise between Furukawa and us in a number of areas, including the nature and quality of services rendered by Furukawa to us, potential competitive business activities, sales or distributions by Furukawa of all or any portion of its ownership interest in us, or Furukawa’s ability to control our management and affairs. It is possible that business decisions made by management that are in the best interest of our stockholders may conflict with Furukawa’s interests. For example, we may decide to enter into or acquire a line of business competitive with Furukawa, or Furukawa may decide to enter into or acquire a line of business competitive with us. Any of these events may alter or eliminate our ability to rely on Furukawa to supply key components to us in the future, increase our costs of producing our products and result in increased competition in our markets. We cannot assure you that we will be able to resolve any conflicts we may have with Furukawa or, if we are able to do so, that the resolution will be favorable to us.

Furukawa will control the outcome of stockholder voting and there may be an adverse effect on the price of our Class A common stock due to disparate voting rights of our Class A common stock and our Class B common stock.

Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of March 31, 2002 represented 94.0% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

•	a change of control, including a merger;

•	our acquisition or disposition of assets;

•	our future issuances of common stock or other securities;

•	our incurrence of debt; and

•	our payment of dividends on our common stock.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to interest rate risk on our existing term loan and revolving credit facility and on our investment portfolio. Our variable rate debt consists of term loan borrowing of $2.1 million. To date we have not utilized our floating rate debt under the revolving credit facility. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $69.0 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $76.1 million invested in marketable securities, which represents investments in United States treasury notes.

As of March 31, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 190 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities range from three months to two years.

If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $21,000 on our term loan and an annual increase or decrease of interest income of $1.5 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment. Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

PART II.

OTHER INFORMATION AND SIGNATURES

Item 1.     Legal Proceedings

Reference is made to our Quarterly Report on Form 10-Q filed with the SEC on February 14, 2002 under the heading “Legal Proceedings” for a complete discussion of litigation involving us relating to patent infringement litigation with Methode Electronics, Inc. and Stratos Lightwave, Inc.

On April 12, 2002, we resolved our pending patent infringement litigation with Methode Electronics, Inc. and Stratos Lightwave, Inc. (“Stratos”). The lawsuit, originally filed by Methode Electronics, Inc. in October 1999 against us and Infineon Technologies Corporation, alleged that our 1x9 pin configuration products and our gigabit interface converter (GBIC) products infringe one or more of Methode’s patents. Stratos Lightwave, a Methode spin-off and assignee of the patents-in-suit, was added as an additional plaintiff to the lawsuit in June 2000. The settlement resolves all claims in the lawsuit among us, Stratos Lightwave and Methode Electronics.

As part of the settlement, we entered into a five-year license agreement with Stratos Lightwave covering Stratos Lightwaves’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the license term. Our optoelectronic products covered by this license include our 1x9, GBIC, small form factor (SFF) and small form-factor pluggable (SFP) product families. At the end of the five-year term, we have the option to renew the license.

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

Item 4.     Submission of Matters to a Vote of Security Holders

We held our 2002 Annual Meeting of Stockholders as further discussed below:

(a)  Our 2002 Annual Meeting of Stockholders was held on February 28, 2002 in Chatsworth, California.

(b)  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement, and all of such nominees were elected.

(c)  At the Annual Meeting, the following matters were considered and voted upon:

(i)  The election of seven directors to our board of directors. Our board of directors currently consists of seven persons. All seven positions on our board of directors were to be elected at our Annual Meeting. At the Annual Meeting, our stockholders elected each of the following director nominees as directors, to serve on our board of directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

Name	Class A Shares	Class A Shares Withheld	Class B Shares	Class B Shares Withheld	Class B Votes	Total Votes
Muoi Van Tran	38,795,518	1,312,447	66,000,000	0	660,000,000	698,795,518
Masato Sakamoto	38,348,299	1,759,666	66,000,000	0	660,000,000	698,348,299
Kunihiro Matsubara	38,773,658	1,334,307	66,000,000	0	660,000,000	698,773,658
Naoomi Tachikawa	38,773,708	1,334,257	66,000,000	0	660,000,000	698,773,708
Stewart D. Personick	39,457,314	650,651	66,000,000	0	660,000,000	699,457,314
Masao Konomi	39,442,504	665,461	66,000,000	0	660,000,000	699,442,504
John Lemasters	39,457,514	650,451	66,000,000	0	660,000,000	699,457,514

(ii)  To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending September 30, 2002. At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

	Class A Shares	Class B Shares	Class B Votes	Total Votes
For	40,057,686	66,000,000	660,000,000	700,057,686
Against	41,054	0	0	41,054
Abstain	9,225	0	0	9,225

Item 5.     Other Information

On April 12, 2002, we resolved pending patent infringement litigation with Methode Electronics, Inc. and Stratos Lightwave, Inc. (“Stratos”). As part of the settlement, we entered into a five-year license agreement with Stratos Lightwave covering Stratos Lightwaves’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the license term. At the end of the five-year term, we have the option to renew the license. See “Legal Proceedings.”

On April 30, 2002, we eliminated approximately 45 jobs, primarily related to manufacturing. Positions in research and development and sales and marketing were unaffected. Total cost of this workforce reduction is immaterial and will be reflected in our June 30, 2002 financial results.

On May 9, 2002, we announced that our board of directors unanimously appointed John Lemasters as chairman of the board. Mr. Lemasters, a director since January 2001, takes over the role of chairman from Dr. Muoi Van Tran, who will continue to serve as Chief Executive Officer and a member of the board of directors.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

Not applicable.

(b)  Report on Form 8-K filed during the quarter ended March 31, 2002:

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL COMMUNICATION PRODUCTS, INC., a Delaware corporation

By:	/s/ MUOI VAN TRAN
Muoi Van Tran Chief Executive Officer and President

Date:  May 14, 2002

By:	/s/ SUSIE NEMETI
Susie Nemeti Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  May 14, 2002