Form 10-Q
period 2002-06-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2002-08-14
CIK 1122668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31861

OPTICAL COMMUNICATION PRODUCTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4344224 (I.R.S. Employer Identification No.)

20961 Knapp Street
Chatsworth, California 91311
(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (818) 701-0164

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

As of August 8, 2002, there were approximately 42,832,400 shares of Class A common stock outstanding.

OPTICAL COMMUNICATION PRODUCTS, INC.

INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2002

1

PART I.
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEET
(Dollars In thousands)

	June 30, 2002	September 30, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,682	$62,529
Marketable securities	75,874	76,102
Accounts receivable less allowance for doubtful accounts:
$559 at June 30, 2002 and $1,156 at September 30, 2001	2,970	8,004
Income taxes receivable	509
Inventories	9,350	15,852
Deferred income taxes	9,296	9,296
Prepaid expenses and other current assets	2,336	2,306

Total current assets	172,017	174,089
PROPERTY, PLANT AND EQUIPMENT, Net	30,487	30,179

TOTAL	$202,504	$204,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$471	$471
Accounts payable	797	1,365
Accounts payable to related parties	89	1,260
Accrued bonus	2,372	1,900
Accrued expenses	2,007	2,249
Income taxes payable		428

Total current liabilities	5,736	7,673

LONG-TERM DEBT	1,471	1,825

DEFERRED INCOME TAXES	57	57

STOCKHOLDERS’ EQUITY:
Class A—common stock, $.001 par value; 200,000,000 shares authorized, 42,802,510 and 42,006,602 shares issued and outstanding at June 30, 2002 and September 30, 2001, respectively.	43	42
Class B—common stock $.001 par value; 66,000,000 shares authorized, 66,000,000 shares issued and outstanding at June 30, 2002 and September 30, 2001, respectively.	66	66
Additional paid-in capital	130,252	129,707
Retained earnings	64,879	64,898

Total stockholders’ equity	195,240	194,713

TOTAL	$202,504	$204,268

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
REVENUE	$9,837	$39,364	$28,298	$129,161
COST OF REVENUE	7,145	26,296	20,594	74,870

GROSS PROFIT	2,692	13,068	7,704	54,291

EXPENSES:
Research and development	1,424	780	3,652	2,301
Selling and marketing	1,024	1,070	2,904	3,577
General and administritive	1,499	1,589	3,883	3,540

Total expenses	3,947	3,439	10,439	9,418

INCOME (LOSS) FROM OPERATIONS	(1,255)	9,629	(2,735)	44,873

OTHER INCOME (EXPENSE):
Interest income	758	1,919	2,527	4,822
Interest expense	(20)	(42)	(65)	(148)
Other income	75	36	241	108

OTHER INCOME, Net	813	1,913	2,703	4,782

INCOME (LOSS) BEFORE INCOME TAXES	(442)	11,542	(32)	49,655
INCOME TAX PROVISION (BENEFIT)	(177)	4,617	(13)	19,862

NET INCOME (LOSS)	$(265)	$6,925	$(19)	$29,793

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$0.06	$0.00	$0.31

DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.06	$0.00	$0.27

BASIC SHARES OUTSTANDING	108,460	107,613	108,195	97,667

DILUTED SHARES OUTSTANDING	108,460	112,613	108,195	111,279

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	June 30, 2002	June 30, 2001
	(Unaudited)
Operating Activities:
Net Income (Loss)	$(19)	$29,793
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,787	919
Amortization of premium on marketable securities	1,554
Tax benefit from exercise of non-qualified stock options	398	4,760
Changes in operating assets and liabilities:
Accounts receivable, net	5,034	(1,029)
Income taxes receivable	(509)
Inventories	6,502	(14,761)
Prepaid expense and other current assets	(30)	(1,762)
Other assets		460
Accounts payable	(568)	(448)
Accounts payable to related parties	(1,171)	9,035
Accrued bonus	472	683
Accrued expenses	(242)	1,474
Income taxes payable	(428)	(4,207)

Net cash provided by operating activities	12,780	24,917

Investing Activities:
Purchase of marketable securities	(46,326)	(141,200)
Maturities of marketable securities	45,000	79,500
Purchase of property, plant and equipment	(2,095)	(22,801)

Net Cash used in investing activities	(3,421)	(84,501)

Financing Activities:
Principal payments on long term debt	(354)	(353)
Proceeds from initial public offering	—	122,078
Issuance of common stock	148	350

Net Cash (used in) provided by financing activities	(206)	122,075

Increase in cash and cash equivalents	9,153	62,491
Cash and cash equivalents, beginning of year	62,529	3,202

Cash and cash equivalents end of period	$71,682	$65,693

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$65	$148
Income taxes	$549	$19,295

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of June 30, 2002 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2001. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. The Company’s operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan (“Furukawa”). Furukawa beneficially owned 60.7% of the Company’s common stock at June 30, 2002.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“FAS 144”) was issued. FAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions.” FAS 144 retains the fundamental provisions of FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with FAS 121. Among other things, FAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 145 will not have a significant impact on our financial statements.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”) was issued. FAS 145 updates, clarifies and simplifies existing accounting pronouncements and is generally effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    INVENTORIES

Inventories consist of the following:

	June 30, 2002	September 30, 2001
	(Unaudited)
	(in thousands)
Raw materials	$7,491	$10,865
Work-in-process	832	1,593
Finished goods	1,027	3,394

Total	$9,350	$15,852

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2002	September 30, 2001
	(Unaudited)
	(in thousands)		Useful Lives
Land	$8,074	$8,074
Buildings and improvements	16,082	15,961	39 years
Machinery and equipment	10,135	8,277	5 years
Furniture and fixtures	233	230	5 years
Computer hardware and software	701	602	3 years

	35,225	33,144
Less accumulated depreciation	4,738	2,965

	$30,487	$30,179

5.    EARNINGS PER SHARE

The following is a calculation of basic and diluted earnings per share (“EPS”)

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
	(in thousands, except per share data)
BASIC EPS COMPUTATION:
Net Income (Loss) applicable to common stock	$(265)	$6,925	$(19)	$29,793

Weighted average common shares outstanding	108,460	107,613	108,195	97,667

Basic earnings (loss) per share	$0.00	$0.06	$0.00	$0.31

DILUTED EPS COMPUTATION:
Net income (Loss) applicable to common stock	$(265)	$6,925	$(19)	$29,793

Weighted average common shares outstanding	108,460	107,613	108,195	97,667
Effect of diluted securities
Convertible preferred stock				8,220
Common stock option		5,000		5,392

Diluted weighted average shares outstanding	108,460	112,613	108,195	111,279

Diluted earnings (loss) per share	$0.00	$0.06	$0.00	$0.27

6.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities. Lease payment are made monthly. The Company’s leases are renewable either monthly or annually. Rent expense for these leases for the nine months ended June 30, 2002 and 2001 was $50,000 and $20,000, respectively.

Legal Proceedings

On April 12, 2002, the Company resolved its patent infringement litigation with Stratos Lightwave, Inc. (“Stratos”). As part of the settlement, the Company entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term. The Company began recognizing the expense for the licensing agreement in March 2002. At the end of the five-year term, the Company has the option to renew the license.

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

We use estimates in the determination of the required accrual for warranty costs. This estimate is based upon a detailed examination of past experience and current information. The information available to us may change in the future and may require us to revise this accrual.

We continually reassess our assumptions and judgments and make adjustments when significant facts and circumstances dictate. Historically, actual results have not been materially different than the estimates that are described above.

Overview

We design, manufacture and sell a comprehensive line of high performance, highly reliable fiber optic subsystems and modules for fiber optic transmission systems used to address the bandwidth limitations in metropolitan area networks and high-speed premises networks. Our subsystems and modules include optical transmitters, receivers, transceivers and transponders that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private networks. We began our operations and shipped our first products in November of 1991.

Furukawa beneficially owns all of our outstanding Class B common stock, representing 60.7% of our outstanding shares of common stock and 93.9% of the combined voting power of all of our outstanding common stock as of June 30, 2002. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components which we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa using short-term purchase orders.

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

Historically, a relatively small number of customers have accounted for a significant percentage of our revenues. Our ten largest customers accounted for approximately 61.4% of our total revenue for the quarter ended June 30, 2002 and 62.7% of our total revenue for the quarter ended March 31, 2002. Nortel Networks and Cisco Systems accounted for approximately 14.0% and 11.4%, respectively, of our total revenue for the quarter ended June 30, 2002. Alcatel, Nortel Networks and Cisco Systems accounted for approximately 14.3%, 12.5% and 11.0%, respectively, of our total revenue for the quarter ended March 31, 2002. No other customer accounted for more than 10.0% of our total revenue for the quarters ended June 30, 2002 and March 31, 2002.

During the nine months ended June 30, 2002, the telecommunications sector, and in particular the fiber optic networking sector, continued to suffer an economic downturn. System providers scaled back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers’ sales declined, they have relied on their excess component inventories to meet their reduced demand. Consequently, the slowdown continues to have a negative impact on our business as we face declining revenues as the result of our customers’ declining business and the resulting adjustment to their inventory levels.

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

Sales and marketing expenses consist primarily of personnel costs, product marketing and promotion costs. We intend to expand our sales and marketing operations and efforts, both domestically and internationally, in order to increase sales and market awareness of our products. In December 1999 we opened a sales office in Franklin, Massachusetts, in July 2000 we opened sales offices in Bury St. Edmunds, England and Richardson, Texas, in May 2001 we opened a sales office in Ottawa, Canada and in May 2002, we opened a sales office in San Jose, California. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that general and administrative expenses will increase particularly due to the increase in our directors and officers insurance premiums as a result of market changes for such insurance coverage, and increases in our legal and consulting fees associated with an analysis of strategic alternatives, including future market opportunities, that has been undertaken by our management and board of directors.

Results of Operations—Comparison of Three Months Ended June 30, 2002 and 2001

Revenue—Revenue decreased 75.0% to $9.8 million in the quarter ended June 30, 2002 from $39.4 million in the quarter ended June 30, 2001. This decrease was primarily due to a general economic downturn, which has caused system providers to scale back on deployment of fiber optic networks and draw down on existing inventory levels. This resulted in a decrease in demand from our customers and equipment manufacturers of their purchases of components and modules that we provide. Sales of our products for metropolitan area networks decreased to approximately 84.0% of revenue for the quarter ended June 30, 2002 from approximately 92.0% of revenue for the quarter ended June 30, 2001. We expect our revenue to continue to be affected by the economic downturn and its impact on the overall market growth in the foreseeable future. In addition, the average selling prices for existing products may decline in response to product introductions by competitors or us, and pressure from our significant customers for price concessions.

Cost of Revenue—Cost of revenue decreased 72.8% to $7.1 million in the quarter ended June 30, 2002 from $26.3 million in the quarter ended June 30, 2001. Gross margin decreased to 27.4% in the quarter ended June 30, 2002 from 33.2% in the same period last year. The decrease in gross margin was primarily due to an increase in manufacturing overhead as a result of decreased production.

Research and Development—Research and development expenses increased 82.6% to $1.4 million in the quarter ended June 30, 2002 from $780,000 in the quarter ended June 30, 2001. This increase was primarily due to an increase in salaries and other operating costs resulting from the addition of engineering personnel hired. We expect research and development expenses to increase in absolute dollars as we continue to expand our research and development efforts.

Sales and Marketing—Sales and marketing expenses decreased 4.3% to $1.0 million in the quarter ended June 30, 2002 from $1.1 million in the quarter ended June 30, 2001. This decrease was primarily due to a decrease of $460,000 in commissions to independent manufacturers’ representatives, offset by an increase of $370,000 in salaries and employee benefits resulting from the addition of sales and marketing personnel hired. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

General and Administrative—General and administrative expenses decreased 5.7% to $1.5 million in the quarter ended June 30, 2002 from $1.6 million in the quarter ended June 30, 2001. This decrease was primarily due to a decrease of $500,000 in bad debt expense as a result of a decrease in past due accounts, offset by an increase in consulting fees associated with an analysis of strategic alternatives, including future market opportunities, that has been undertaken by our management and board of directors. We expect the dollar level of legal and consulting fees to increase as we continue to explore and evaluate strategic alternatives.

Other Income, net—Other income, net decreased 57.5% to $813,000 in the quarter ended June 30, 2002 from $1.9 million in the quarter ended June 30, 2001. This decrease was primarily due to decreased investment income, which was the result of a decrease in interest rates.

Income Taxes—The benefit for income taxes was $177,000 in the quarter ended June 30, 2002, based on an effective tax rate of 40.0%, compared to a provision for income taxes of $4.6 million in the quarter ended June 30, 2001, based on an effective tax rate of 40.0%.

Results of Operations—Comparison of Nine Months Ended June 30, 2002 and 2001

Revenue—Revenue decreased 78.1% to $28.3 million in the nine months ended June 30, 2002 from $129.2 million in the nine months ended June 30, 2001. This decrease was primarily due to a general economic downturn, which has caused system providers to scale back on deployment of fiber optic networks and draw down on existing inventory levels. This resulted in a decrease in demand from our customers and equipment manufacturers of their purchases of components and modules that we provide. We expect that our year-to-year revenue will continue to be affected by the economic downturn. In addition, the selling prices for our existing products may decline in response to new product introductions by our competitors or us, and pressure from our significant customers for price concessions.

Cost of Revenue—Cost of revenue decreased 72.5% to $20.6 million in the nine months ended June 30, 2002 from $74.9 million in the nine months ended June 30, 2001. Gross margin decreased to 27.2% in the nine months ended June 30, 2002 from 42.0% in the same period last year. The decrease in gross margin was primarily due to an increase in manufacturing overhead as a result of decreased production.

Research and Development—Research and development expenses increased 58.7% to $3.7 million in the nine months ended June 30, 2002 from $2.3 million in the nine months ended June 30, 2001. This increase was due to an increase in salaries and other operating costs resulting from the addition of engineering personnel hired during this period.

Sales and Marketing—Sales and marketing expenses decreased 18.8% to $2.9 million in the nine months ended June 30, 2002 from $3.6 million in the nine months ended June 30, 2001. This decrease was primarily due to a decrease of $1.8 million in commissions to independent manufacturers’ representatives, partially offset by an increase of $670,000 in salaries and employee benefits from the addition of sales and marketing personnel hired and an increase of $485,000 in licensing fees for the license agreement entered into with Stratos Lightwave, Inc. in March 2002. See “Legal Proceedings.”

General and Administrative—General and administrative expenses increased 9.7% to $3.9 million in the nine months ended June 30, 2002 from $3.5 million in the nine months ended June 30, 2001. This increase was primarily due to increased legal expenses related to the patent infringement litigation with Stratos Lightwave, Inc. and an increase in consulting fees associated with an analysis of strategic alternatives, including future market opportunities, that has been undertaken by our management and board of directors. We expect the dollar level of legal and consulting fees to increase as we continue to explore and evaluate strategic alternatives.

Other Income, net—Other income, net decreased 43.5% to $2.7 million in the nine months ended June 30, 2002 from $4.8 million in the nine months ended June 30, 2001. This decrease was primarily due to decreased investment income, which was the result of a decrease in interest rates.

Income Taxes—The income tax benefit was $13,000 in the nine months ended June 30, 2002, based on an effective tax rate of 40.0%, compared to a provision for income taxes of $19.9 million in the nine months ended June 30, 2001, based on an effective tax rate of 40.0%.

Liquidity and Capital Resources

As of June 30, 2002, our primary source of liquidity was our cash and cash equivalents balance of $71.7 million and our marketable securities balance of $75.9 million, which consist primarily of United States Treasury notes. Our unused revolving line of credit totaling approximately $1.0 million provided an additional source of liquidity. Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock which we completed on November 3, 2000. As of June 30, 2002, our working capital was $166.3 million with a current ratio of 30.0. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

As of June 30, 2002, we had a $1.9 million balance outstanding under our term loan and no balance outstanding under our $1.0 million revolving line of credit. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California. The revolving credit facility can be used to fund working capital requirements.

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

We have plans to make capital expenditures totaling approximately $400,000 to purchase additional production equipment to continue to automate our manufacturing capabilities and to upgrade our facilities through the end of our fiscal fourth quarter 2002 .

On April 12, 2002, we resolved the patent litigation with Stratos Lightwave, Inc. As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term.

During the nine months ended June 30, 2002 and 2001, we generated cash flow from operations of $12.8 million and $24.9 million, respectively. The cash generated by operating activities during the nine months ended June 30, 2002 was the result of net income after adjustments for non cash charges and decreases in accounts receivable and inventories. The cash generated from operating activities during the nine months ended June 30, 2001 was the result of net income after adjustments for non cash charges and an increase in accounts payable to related parties, partially offset by an increase in inventories.

During the nine months ended June 30, 2002 and 2001, cash used in investing activities was $3.4 million and $84.5 million, respectively. The cash used in investing activities during the nine months ended June 30, 2002 was for the purchase of marketable securities and property, plant and equipment. The majority of cash used in investing activities during the nine months ended June 30, 2001 was for the purchase of marketable securities.

During the nine months ended June 30, 2002 and 2001, cash (used in) provided by financing activities was ($206,000) and $122.1 million, respectively. The cash used in financing activities during the nine months ended June 30, 2002 was for principal payments on the long-term debt. The cash provided by financing activities during the nine months ended June 30, 2001 was provided by the proceeds from the issuance of our Class A common stock in our initial public offering on November 3, 2000.

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

Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	the market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	price discounts on our products to our customers;

•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;

•	the levels of inventory and accounts receivable that we maintain;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ response to our products;

•	our pursuant of strategic alternatives, including future market opportunities; and

•	our relationships with suppliers and customers.

In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

RISK FACTORS

This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about us and our industry. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. These forward-looking statements involve risks and uncertainties. You should carefully consider the following risks before you decide to buy shares of our Class A common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and elsewhere in this Report, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of the money you paid to buy our stock. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Based on these and other factors, many of our major customers had reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. As a result, our revenue in future periods may continue to decline. In addition, our ability to meet financial expectations for future periods may be harmed.

We derive a significant portion of our total revenue from a few significant customers, and our total revenue may decline significantly if any of these customers cancels, reduces or delays purchases of our products or extracts price concessions from us.

Our success depends on our continued ability to develop and maintain relationships with a limited number of significant customers. We sell our products into markets dominated by a relatively small number of systems manufacturers, a fact that limits the number of our potential customers. Our dependence on orders from a relatively small number of customers makes our relationship with each customer critical to our business. Our ten largest customers accounted for approximately 61.4% of our total revenue for the quarter ended June 30, 2002 and 62.7% of our total revenue for the quarter ended March 31, 2002. Nortel Networks and Cisco Systems accounted for approximately 14.0% and 11.4%, respectively, of our total revenue for the quarter ended June 30, 2002. Alcatel, Nortel Networks and Cisco Systems accounted for approximately 14.3%, 12.5% and 11.0%, respectively, of our total revenue for the quarter ended March 31, 2002. No other customer accounted for more than 10.0% of our total revenue for the quarters ended June 30, 2002 and March 31, 2002.

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

Since early 2001, unfavorable economic conditions in the United States have detrimentally affected the U.S. manufacturing industry, particularly sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers during this period indicate that there is a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce existing inventories. Based on these and other factors, some of our customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. In addition, the economic slowdown has required us to aggressively manage our costs and expenses, including our July 2001 and April 2002 announcements of the elimination of approximately 110 and 45 jobs, respectively, primarily in the manufacturing area, and may require us to implement further cost management procedures in the future. Our business, operating results and financial condition will suffer if economic conditions in the United States worsen, the fiber optics equipment market continues to slow down, or if a wider or global economic slowdown occurs.

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

The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Agere Systems, Agilent Technologies, ExceLight Communications, Finisar, Infineon Technologies, JDS Uniphase, MRV Communications, Stratos Lightwave and Tyco International. We also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our products address. The development of alternative solutions to fiber optic transmission problems by our competitors, particularly systems companies that also manufacture modules, such as Alcatel (via Alcatel Optronics), Fujitsu, and Nortel Networks, could significantly limit our growth and harm our competitive position.

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

Our success and ability to compete is dependent in part on our proprietary technology. We currently have three provisional patent applications filed with the Patent and Trademark Office. There can be no assurance that any of our patent applications will result in the issuance of any patents or that any patents issued will lead to commercially viable products or provide competitive advantages for our products. We also rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. Existing copyright, trademark and trade secret laws afford only limited protection. The laws of some foreign countries do not protect the unauthorized use of our proprietary technology and processes to the same extent as do the laws of the United States, and policing the unauthorized use of our products is difficult. Many U.S. companies have encountered substantial infringement problems in some foreign countries. Because we sell some of our products overseas, we exposure to foreign intellectual property risks. Any infringement of our proprietary rights could result in costly litigation, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue.

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

Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of June 30, 2002 represented 93.9% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of the total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are currently exposed to interest rate risk on our existing term loan and revolving credit facility and on our investment portfolio. Our variable rate debt consists of term loan borrowing of $1.9 million. To date we have not utilized our floating rate debt under the revolving credit facility. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $71.7 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $75.9 million invested in marketable securities, which represents investments in United States treasury notes.

As of June 30, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 165 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities range from three months to two years.

If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $19,000 on our term loan and an annual increase or decrease of interest income of $1.5 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment. Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

PART II.
OTHER INFORMATION AND SIGNATURES

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to our Quarterly Report on Form 10-Q filed with the SEC on February 14, 2002 under the heading “Legal Proceedings” for a complete discussion of litigation involving us relating to patent infringement litigation with Stratos Lightwave, Inc.

On April 12, 2002, we resolved our patent infringement litigation with Stratos Lightwave, Inc. The lawsuit, originally filed by Methode Electronics, Inc. in October 1999 against us and Infineon Technologies Corporation, alleged that our 1x9 pin configuration products and our gigabit interface converter (GBIC) products infringe one or more of Methode’s patents. Stratos, a Methode Electronics, Inc. spin-off and assignee of the patents-in-suit, was added as an additional plaintiff to the lawsuit in June 2000. The settlement resolves all claims in the lawsuit among us and Stratos.

As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the license term. Our optoelectronic products covered by this license include our 1x9, GBIC, small form factor (SFF) and small form-factor pluggable (SFP) product families. At the end of the five-year term, we have the option to renew the license.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

On April 30, 2002, we eliminated approximately 45 jobs, primarily related to manufacturing. Positions in research and development and sales and marketing were unaffected. Total cost of this workforce reduction is immaterial and was reflected in our June 30, 2002 financial results.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Report on Form 8-K filed during the quarter ended June 30, 2002:

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL COMMUNICATION PRODUCTS, INC.,
a Delaware corporation

Date:	August 13, 2002	By:	/s/ Muoi Van Tran
Name: Muoi Van Tran Title: Chief Executive Officer and President

Date:	August 13, 2002	BY:	/s/ Susie Nemeti
Name: Susie Nemeti Title: Chief Financial Officer (Principal
Financial and Accounting Officer)