Form 10-K
period 2002-09-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2002-12-27
CIK 1122668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

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

Registrant’s Telephone Number, Including Area Code: (818) 701-0164

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	The Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐  No ☑

As of March 29, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $101,277,800 (based upon the last closing price for shares of the registrant’s common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of November 30, 2002, there were approximately 43,885,900 shares of Class A Common Stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

OPTICAL COMMUNICATION PRODUCTS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 14 of this Report, and the other documents we file with the Securities and Exchange Commission (“SEC”), including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto. All forward-looking statements attributable to Optical Communication Products are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I.

ITEM 1.     BUSINESS

We design, manufacture and sell a comprehensive line of high performance, highly reliable fiber optic subsystems and modules for the metropolitan area, local area and storage area markets. Subsystems and modules are preassembled components that are used to build network equipment. Our subsystems and modules are integrated into systems that address the bandwidth limitations in metropolitan area networks, or MANs, local area networks, or LANs and storage area networks, or SANs. Our products include optical transmitters, receivers, transceivers and transponders that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private fiber optic networks. Our products support a wide range of network applications, transmission speeds, distances and standards, including international transmission standards.

The Company was founded in October 1991 with initial funding from The Furukawa Electric Company, Ltd. of Japan (“Furukawa”). We offer a comprehensive line of high performance, cost-effective solutions to our customers supported by volume production capabilities. We believe that our close working relationship with leading fiber optic communication equipment manufacturers allows us to quickly design and build advanced fiber optic subsystems and modules, enabling our customers to focus on their core competencies in designing and building overall systems. Our customers include communication equipment manufacturers, such as Acterna Corporation, Alcatel, Canoga Perkins, CIENA, Cisco Systems, ECI Telecom, Huawei Technologies, Lucent Technologies, Marconi Communications, and Nortel Networks, some of whom purchase through contract manufacturers such as, Jabil Circuits, Plexus, Sanmina, and Solectron.

Industry Background

Increased network traffic

During the past several years, the amount of voice and data transmitted over communication networks has increased significantly. This growth is primarily attributed to the rapid growth and popularity of data intensive applications, such as Internet access, distance learning, web hosting, real-time data backup, e-mail, video conferencing, multimedia file transfers and the movement of large blocks of stored data across networks. To meet this demand, communication service providers upgraded their communication networks to expand capacity, which greatly reduced transmission costs per bit. This cost reduction has, in turn, further increased the demand for and usage of communication networks. This cycle, increased demand fueling increased capacity at reduced costs and increasing demand further, has enabled the growth in voice and data traffic across networks.

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

To overcome the limitations of the legacy copper cable infrastructure and meet increasing demand for high capacity and high-speed voice and data transmission, communication service providers have adopted optical fiber optic technology in their networks. Fiber optic technology involves the transmission of data over fiber optic cable via digital pulses of light, which allows for greater bandwidth over longer distances than copper cable and higher quality transmissions that are not subject to EMI.

Widespread deployment of fiber optic technology initially occurred in the long-haul network. Long-haul networks connect the communications networks of metropolitan areas around the world and facilitate the transport of large amounts of voice and data traffic over long distances, up to thousands of miles. Companies designing equipment for this segment have typically focused on providing as much bandwidth as possible between any two locations. The long-haul market was the first to face increasing network congestion as data, aggregated from expanding MAN, LAN, and SAN infrastructures, began to overload long-haul networks. Long-haul network managers, focused on maintaining network performance, were the first to adopt advanced subsystems and modules to increase the capacity of existing fiber. Long-haul network managers have typically been concerned more about network performance than transmission equipment cost because the cost of increasing the capacity of long-haul networks through adding fiber is expensive relative to upgrading the transmission equipment to higher data transmission rates.

The build-out of optical long-haul networks through the adoption of advanced subsystems and modules to increase capacity represents an important step in improving network infrastructure to support increased demand for new services and greater traffic volumes. While optical fiber continues to be deployed, and its transmission capacity expanded in long-haul networks, fiber optic technologies are increasingly being adopted to support high data rate connections to link end-users to the long-haul networks.

Metropolitan area networks, local area networks, storage area networks

Metropolitan area networks consist of metro core and access networks. Metro core networks are the distribution points between long-haul networks and metro access networks. In a typical system, a long-haul network connects to a city-wide MAN through which long-haul data is aggregated by network managers, such as Internet service providers, or ISP, and distributed to local users via an access network. Metro core networks enable enterprises and service providers to interconnect network systems over areas from as small as a city block or corporate campus to a wider geographic area.

Metro access networks connect business and residential end-users to metro core networks. These end-users have increasingly demanded higher-speed connections to take advantage of new data-intensive, multimedia-centric applications. Access networks traditionally have used relatively slow copper cable based connections. A number of high-speed transmission technologies have been developed to improve the speed of access networks, including digital technologies such as digital subscriber line, or DSL, and cable modem technologies. DSL technology utilizes the legacy copper-based infrastructure to provide users with increased bandwidth at low cost. Cable modems, which connect computers to local cable TV lines, also provide users with access to high bandwidth at low cost. As these high data rates and new services become more widely available to end-users, legacy copper cable connections are expected to become increasingly insufficient to meet demand. Consequently, service providers are beginning to deploy fiber optic cable directly to end-users or to neighborhood distribution points, enabling the business or residential end-user to obtain a wide range of current and future services.

Local area networks connect users within a building or groups of buildings. Storage area networks connect computers and data storage sites within buildings or groups of buildings. These networks were originally developed as copper cable networks using standards such as Ethernet and Fast Ethernet. As performance requirements surpassed the limitations of copper-based deployments, these networks were upgraded to support multimode fiber optic solutions to address the expanding application needs of the end-user. As the data rate and transmission distance requirements of these networks increase further, they are being upgraded with single mode fiber optics technology to support the next-generation of high-speed networking standards, such as Fibre Channel (single and double speed), Gigabit Ethernet, and 10 Gigabit Ethernet.

Market Opportunity

With increasing volumes of digitally-based data being transmitted across long-haul networking infrastructures, the MAN topology is often viewed as the limiting factor in overall network performance. In addition, LAN and SAN segments are also requiring greater bandwidth and performance capabilities to address data traffic congestion. As a result, network managers have been upgrading their LAN and SAN infrastructures to higher speeds using optical transmission technologies and high-speed networking standards such as Gigabit Ethernet, Fibre Channel (single and double speed) and the recently adopted 10 Gigabit Ethernet protocol.

As demand for bandwidth grows, service providers will require increasingly sophisticated systems to support metro, local and storage networks applications. Systems must meet the unique requirements of these networks, such as cost-effectiveness and reliability in harsh environmental conditions. Historically, the MAN, LAN and SAN optical infrastructures have been supplied by large vertically integrated fiber optic communication equipment manufacturers, which manufactured their own components such as lasers and photodiodes. The demand for optical networking equipment has led to the expansion of production by existing optical component manufacturers, as well as the creation of new companies offering cost-effective fiber optic systems. These new companies are typically not vertically integrated and do not employ system design teams to create mixed analog/digital circuits required for laser and photodiode interfaces.

The market demands on fiber optic communication equipment manufacturers to produce optical networking solutions for the MAN, LAN and SAN markets have given rise to a number of significant technical challenges, including the following:

•
Providing solutions which balance performance and cost. The metropolitan market requires optical subsystems and modules that are designed specifically to meet the unique performance and cost requirements of this market.

•
Providing long distance operation in MAN applications where interconnection distances can range from a few kilometers (km) up to 120km. Systems that are unable to transmit over long distances require expensive repeaters to boost and regenerate signals, raising the overall cost of the solution to the end-customer.

•
Providing wide operating temperature range in metro networks where equipment is located in remote locations with no environmental control. Products that operate from -40 to 85 degrees Celsius are a necessity in this market. This is in contrast to the long-haul network and local area networks where equipment is deployed within temperature controlled buildings.

•	Delivering products that address the demand for increasingly smaller packages to provide higher port density requires greater component miniaturization, thermal and EMI engineering design expertise.

•
Supporting a wide range of data rates, transmission distance requirements, network standards, optical interfaces and packaging options requires that fiber optic communication equipment manufacturers offer a broad range of products.

•	Producing increasingly integrated products requires cross-disciplinary expertise in optics, circuit design, packaging, software, microwave and radio frequency engineering.

•	Responding to demands for shorter lead times requires manufacturers to design products and scale production rapidly.

•	Producing systems to handle increasingly higher data rates in compliance with Federal Communications Commission standards for EMI emissions requires advanced fiber optic subsystem and module design.

•	Responding to customer requirements for “customized” standard products requires scalable base-line designs.

Current Industry Environment

Since early 2001, the telecommunications sector, and in particular the fiber optic networking sector, has suffered a severe downturn. System providers have scaled back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers’ sales declined, they have relied on their excess component inventories to meet reduced demand and have moved to reduce their overall component and module inventory levels. Consequently, the slowdown continues to have a negative impact on our business as we face declining sales as the result of our customers’ declining business and the resulting adjustment to their inventory levels. See “Business—Risk Factors—Unfavorable current economic and market conditions have resulted in decreased sales and increased difficulty predicting our future operating results.” and “—General economic factors could negatively impact our growth plan.”

However, despite the slowdown in the industry, we believe that the future market for optical components remains very promising. We believe that voice, data and Internet traffic will continue to grow in future years with an increasingly large portion of this traffic expected to include the transfer of data intensive applications requiring expanded network capacity and transmission speed, such as distance learning, full motion video, multi-channel high quality audio, video conferencing, and movement of large blocks of stored data across networks. We believe that once the industry recovers from its current downturn, service providers and equipment manufacturers will focus on relieving the network congestion and limitations in overall network performance at the MAN, LAN, and SAN levels. Accordingly, we believe that specific sectors in the industry, such as the enterprise segment, will experience particularly strong growth when the industry recovers. However, given our current lack of visibility, we cannot provide any assurance as to the timing or extent of any industry recovery or as to any increase in business or other benefits that we may receive as a result thereof.

Our Solution

We design, manufacture and sell a comprehensive line of high performance, reliable fiber optic subsystems and modules that are used in fiber optic transmission systems. Our subsystems and modules are integrated into systems, which address the bandwidth limitations in MAN, LAN, and SAN infrastructures. We provide communication equipment manufacturers with high-value, cost-effective optical solutions to meet the market requirements of the MAN, LAN, and SAN industry segments, allowing them to focus on their core competencies of designing and building overall systems.

We provide our customers with the following key benefits:

•
High-performance, high reliability, cost-effective products—Our portfolio of high performance subsystems and modules enables optical networks to operate at high data transmission rates, transmit signals over a variety of distances up to 120km and operate in wide temperature ranges of between -40 to 85 degrees Celsius. Our products are engineered using advanced packaging technologies and feature low levels of radiated EMI. Our products are qualified under requirements established by Telcordia (Bellcore), an engineering and administrative services consortium that establishes industry standards and specifications for the telecommunications, wireless and fiber optic industries. The Telcordia requirements relate to the environmental, electrical and optical testing for fiber optic transmitters and receivers, to ensure that they offer the high reliability required for critical applications. Our products are engineered to meet the specific distance, temperature and other performance requirements of the MAN, LAN, and SAN markets.

•
Comprehensive product line—Our comprehensive fiber optic product line provides communication equipment manufacturers with a broad range of solutions for MAN, LAN, and SAN applications. Our subsystems and modules are available with all the common fiber optic interfaces, and are available in a wide variety of thru-hole and pluggable package styles. They support a wide range of data rates, standards, wavelengths and transmission distances.

•
Innovative design capabilities—We believe that our expertise in high-speed electronic circuit design and packaging of fiber optic devices, enhanced by our close working relationships with customers, enables us to provide innovative subsystems and modules for the MAN, LAN, and SAN markets. Our engineers work closely with Furukawa and other suppliers to integrate advanced semiconductor lasers and custom fiber optic packaging techniques. We also have expertise in designing the complex transmitter circuitry that converts a digital logic signal into the proper signal for the laser or light emitting diode. We design and manufacture our own fiber optic receiver subassemblies using our proprietary automated processes. As a result of our fiber optic device design expertise and our close customer relationships, we are able to quickly adapt our products to respond to new standards and our customers’ requirements for subsystems and modules.

•
Reduced time to market—Our subsystems and modules allow communication equipment manufacturers to design and assemble fiber optic interfaces as easily as standard electronic components by eliminating the need for complex setup of individual lasers or receivers. By working closely with our customer design teams, we are able to provide optimized solutions that are cost-effective and meet time to market objectives.

•
Scalable manufacturing capabilities—Our broad portfolio of products use modular designs which enable us to rapidly configure and manufacture subsystems and modules to meet each customers specifications and to rapidly scale our production to deliver these products in volume. We can easily customize our products for example by implementing different electrical connections, or pin configurations, voltages and package sizes as requested by our customers, without impairing the functionality of our products.

Products

We offer a comprehensive line of high-performance fiber optic subsystems and modules, including fiber optic transmitters, receivers, transceivers and transponders, primarily for use in MAN, LAN, and SAN. Fiber optic subsystems and modules are preassembled components that are used to build network equipment. Our products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.

Our fiber optic products integrate advanced optical devices with mixed analog/digital integrated circuits. These circuits allow continuously varying signals and digital data to be designed in the same circuit rather than separate circuits. Our products provide subsystem/module functionality over a wide variety of connectivity speeds, distances, standards and operating temperature ranges.

Our products are engineered with varying levels of integration to suit our customers. The lowest level of integration involves separate transmitter and receiver modules, which provides our customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. We believe our products’ technical specifications meet or exceed industry standards for fiber optic subsystems and modules. Transceivers offer the next highest level of integration by placing both the transmitter and receiver in the same package with a dual fiber or connector interface. Transponders provide the highest level of integration by combining the functionality of a transceiver with the addition of multiplexer and demultiplexer circuits in the same package.

Current products

Transmitters and Receivers—Transmitters convert an electronic digital input signal into an optical output signal for transmission over a fiber optic network. Receivers detect optical signals from a fiber optic network and convert them into an electronic signal in standard digital/logic format for further signal processing. We offer separate transmitter and receiver modules that provide our customers with the greatest flexibility in product design by allowing them to place transmitters and receivers separately according to design specifications.

Our optical transmitter and receiver products support the SONET/SDH, Fast Ethernet, Gigabit Ethernet and Fibre Channel transmission standards and are offered in a wide range of data rates, transmission distances and packaging options.

DWDM Transmitter—Dense wavelength division multiplexing, or DWDM, transmitters allow the mixing of optical signals using different standards such as SONET/SDH, asynchronous transfer mode, or ATM, and Gigabit Ethernet, by utilizing different wavelengths. Our DWDM transmitters are available in a compact, low-profile 24-pin package along with two supply voltage options and will operate in the temperature range of -20°C to +70°C. Also, the transmitters are provided with additional functions such as disable inputs, LD degradation alarm, and wavelength deviation alarm signals.

Transceivers—Optical transceivers are products that contain both a transmitter and a receiver in a single device and serve as high data rate interconnects between network devices, such as hubs, switches, servers and storage elements. Our optical transceivers are available in a wide variety of fiber optic interfaces, or form factors, and support a wide range of data rates, wavelengths, modes and transmission distances. Our transceivers support the SONET/SDH, Fast Ethernet, Gigabit Ethernet and Fibre Channel transmission standards.

CWDM Transceivers—Coarse wavelength division multiplexing, or CWDM, transceivers, allow the mixing of optical signals by utilizing different wavelengths. The CWDM transceivers use lasers with a wide channel wavelength spacing, typically 20 nm, which allows the equipment to achieve a lower overall system cost. This lower cost is the result of a lower transmitter cost since no temperature and wavelength control is needed, as well as a lower optical MUX/DMUX cost due to wider tolerance on the wavelength stability and bandwidth.

Our CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC, SFF and SFP, and provide eight wavelength channels at nominally 1470 nm, 1490nm, 1510 nm, 1530 nm, 1550 nm, 1570 nm, 1590 nm, and 1610 nm. They are available in a multi-rate format that allows operation at all speeds from 100 Mbd Ethernet up to Gigabit Ethernet.

SFP Transceivers—Small form-factor pluggable, or SFP, transceivers are “hot-pluggable” optical transceivers that can be removed or inserted into the equipment without turning off the power of the system. This feature allows our customers to readily reconfigure their systems without interrupting their network services, thereby, eliminating system downtime during upgrades and maintenance.

Our SFP transceiver is available in a variety of distances and speeds and uses the popular small form factor LC fiber optic connector interface, allowing fiber optic equipment makers to increase their port density. They are also offered in speeds from 155 Mbd up to 1250 Mbd including multimode LED and 850nm VCSEL as well as single mode 1310 and 1550nm lasers.

Transponders—Our optical transponders combine the functionality of a transceiver with integrated circuits for electronic multiplexing and demultiplexing in the same package. We have provided samples of these products to customers for initial testing. Multiplexers are paired with transmitters and allow the system designer to combine multiple low-speed electronic data streams onto a single optical wavelength, while demultiplexers and receivers reverse this process. The transmitter portion of the transponder accepts sixteen 155 Mb/s (or 622 Mb/s for OC-192) electronic signals, multiplexes them together and provides at the output a single 2,488 Mb/s (or 9.95 Gb/s for OC-192) optical signal. The receiver portion of the transponder performs the reverse function, namely accepting a single optical signal and providing back sixteen 155 Mb/s (or 622 Mb/s for OC-192) electronic signals. The advantage of this product is the compact overall design that minimizes the equipment size and the low speed electronic interface that simplifies our customer’s printed circuit design. As equipment speeds increase, this type of product is becoming widely used.

Products under development

Our product development efforts have, and will continue to be, focused on developing new products and technologies to support increased transmission speeds, distances and capacities. We have been developing products to support future generations of fiber optic MAN, LAN, and SAN by utilizing coarse wavelength division multiplexing, or CWDM, dense wavelength division multiplexing, or DWDM, and 10 Gbp/s transmission standards.

Multiplexers are integrated circuits that combine signals from many inputs into a single output, and demultiplexers are integrated circuits that accomplish the reverse, or create many outputs from a single input. Wavelength division multiplexing is a technology that allows multiple signals to be sent along the same optical fiber by using different colors of light for each signal.

We plan to introduce optical transmitters, receivers and transceivers using both DWDM and CWDM technologies. These are being designed to allow the mixing of optical signals using different standards, such as SONET/SDH, asynchronous transfer mode, or ATM, and Gigabit Ethernet, by utilizing different wavelengths We also plan to develop a series of pluggable transceivers for applications in the different standards.

In addition, in October 2002 we acquired certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado focused on creating VCSEL technology for fiber optic communication networks. The purchase price was $5 million and includes the acquisition of capital equipment, inventory and intellectual property.

We believe the Cielo Communications’ technology will enhance our ability to accelerate the integration of 1300 nm VCSEL sources into multi-channel optical modules. These parallel array optical modules will offer the advantages of high optical port density and low power consumption which are required by the next generation optical networking applications.

We believe that some of our competitors are developing similar products to those that we have under development. While we are currently developing products in all of the areas described above, we may choose to prioritize or redirect our development efforts in response to market demands. Therefore, it is not certain that we will introduce products for all of the categories listed above.

Customers

We sell our products to communication equipment manufacturers, or CEMs, directly and through contract manufacturers who incorporate them into systems they assemble for CEMs. Contract manufacturers assemble specific products for CEMs. We define our customers as CEMs who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers, such as Jabil Circuits, Plexus, Sanmina, and Solectron. We typically do not enter into long-term contracts with our customers.

A small number of customers have historically accounted for a significant portion of our total revenue. For the fiscal year ended September 30, 2002, our 10 largest customers accounted for 57.9% of our total revenue, with Cisco Systems, Alcatel, and Nortel Networks (including sales to each of their contract manufacturers) accounting for approximately 13.8%, 12.6%, and 10.0% of our total revenue, respectively. No other customer accounted for more than 10.0% of our revenue during the fiscal year ended September 30, 2002.

For financial reporting purposes, we consider our customers to be the contract manufacturers and CEMs who place purchase orders with us or otherwise purchase our products directly. For the fiscal year ended September 30, 2002, no direct sales customer accounted for more than 10% of our total revenue. See “Business—Risk Factors—We derive a significant portion of our total revenue from a few significant customers, and our total revenue may decline significantly if any of these customers cancels, reduces or delays purchases of our products or extracts price concessions from us.”

Technology

The development and manufacture of high-performance fiber optic subsystems and modules for MAN, LAN, and SAN require diverse technical skills and expertise. We believe that our understanding of fundamental optical devices, their packaging and high speed circuit design allows us to extend the performance of low cost packaging and technology, which we originally designed for smaller local area networks, to provide the high-performance required for fiber optic MAN, LAN, and SAN. Key elements of our technological capabilities include:

•
Optical device technology—We understand the performance requirements for optical devices in fiber optic systems. There is a wide range of optical source and detector technologies available, and these must be optimized for each application. We have design expertise with six different types of light sources used to send light along a fiber, and three different types of detector technologies. Each of these devices has performance characteristics that must be carefully chosen to meet specific system requirements.

•
Optical packaging/subassembly design—We work closely with Furukawa and other suppliers to combine advanced semiconductor laser designs and custom optical packaging techniques to produce advanced optical subassemblies. Less than one micron tolerances, or variability in the alignment of components, are required in these laser packages and reliability specifications require us to hold these mechanical tolerances over a wide range of temperatures and the specified life of our products. A micron is one thousandth of a millimeter. We believe these designs and technologies improve the performance of our products as well as enhance yields and reduce material costs. We also design our receiver packages for automated assembly, and we design and manufacture our own optical subassemblies for our receivers. This allows us to provide design flexibility, high-performance, and the ability to manufacture in volume.

•
Links with Furukawa—We have worked closely with Furukawa to develop new optical devices for our products using technology that they have developed. Furukawa supplies us with the majority of the optical devices, such as lasers, needed for some of the optical subassemblies used in our products.

•
Electronic circuit design—We have the expertise to design complex transmitter circuitry that converts a digital logic signal into the proper signal for the laser or light emitting diode. This circuit has compensation and feedback control loops that change the current to maintain constant optical power output. This electronic signal must also be modulated and the waveform of the modulation must be carefully controlled to ensure that the optical output meets the fiber optic communications equipment manufacturer’s defined specifications. We also have considerable expertise in designing receivers to minimize the effects of external noise that can significantly affect the performance of a receiver. Our products operate at speeds up to 2.5 Gb/s and we are working to develop future products to work at 10 Gb/s. At these speeds, microwave and radio frequency design techniques must be used to ensure that the waveforms do not degrade and meet the parameters defined in standards. We believe our technical competencies in these areas enable us to produce fiber optic subsystems and modules with low electromagnetic interference emission levels.

•
Fast product development cycle time—Our products are designed using a building block approach that allows us to combine different subassemblies in different ways to provide a wide range of products. Our integrated subassemblies allow us to quickly adapt our products to respond to new standards and our customers’ requirements for special subsystems and modules. This ability, in combination with our market knowledge, allows us to select the commercial opportunities we believe to be the best and provide samples and production volumes in very short time frames.

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

We provide quality assurance through internal testing procedures throughout the entire manufacturing process. Our quality control procedures include vendor inspection, incoming material inspection, in-process testing and outgoing inspection. We provide specialized training to assure the competency of our manufacturing personnel, and we maintain ISO 9001 certification.

We purchase several key components for our products from a limited number of suppliers. The components that we purchase include integrated circuits, lasers, light emitting diodes, vertical cavity surface-emitting lasers, photodiode devices and other passive electronic components. We have periodically experienced shortages and delivery delays for these materials. Because we operate in an industry where material supplies are constrained, we maintain an inventory of some limited source components to decrease the risk of shortage. As a result, we have excess inventory of these components that have led to write downs of excess inventory.

Research and Development

In fiscal 2000, 2001, and 2002, our research and development expenses were $2.5 million, $3.0 million and $5.3 million, respectively. We also incurred development costs of $84,000 paid to Furukawa in 2000 for the automation of our product testing procedure. We believe that our experienced optics engineers and the modular nature of our products allowed us to enjoy relatively low research and development expenses in the past. In addition, Furukawa has developed a number of innovative components that we have integrated into our products and has assisted in the automation of key portions of our manufacturing process. We plan to continue to collaborate with Furukawa as we expand our internal research and development capabilities.

We expect to increase our total research and development expenses to provide resources to develop new product lines and fund development contracts with universities, research institutes and companies. During fiscal 2002, we continued to invest in our research and development capabilities through the addition of personnel on our R&D team, including our recently-staffed European design center, and our October 2002 acquisition of the certain assets of Cielo Communications, a research and design company focused on creating VCSEL technology for fiber optic communication networks. As a result, we expect our future research and development expenses to increase significantly in absolute dollars and as a percentage of revenue. We will continue to focus our research and development activities on enhancing our existing products, developing new products to meet the evolving needs of our customers within our existing markets and supporting emerging standards that are consistent with our product strategies.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide direct sales force supported by independent manufacturers’ representatives and distributors. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives and distributors. We maintain regional sales offices in Northern and Southern California, Texas, Canada and the United Kingdom. In addition, we have direct sales representatives located on the east coast, working from home offices. Our corporate customer service department in Chatsworth, California provides day-to-day updates on orders and deliveries to our customers in Asia, Australia, North America, and South America. We also have a satellite customer service operation in our United Kingdom facility to better address our growing European customer base.

We have established contractual relationships with manufacturers’ representatives and distributors in North America, Europe, Israel and Asia. Manufacturers’ representatives and distributors are third parties who provide commercial and technical support in selling our products to customers. Manufacturers’ representatives represent us with customers, but customers place orders directly with us. We pay the manufacturers’ representatives a fee for this service. Distributors perform the same function, but differ in that the distributor buys products from us and resells them at a profit to the end customer. We have short-term contracts with our manufacturers’ representatives and distributors, which can be cancelled by either party upon 30 days notice. We intend to expand our indirect sales activity by establishing relationships with additional independent manufacturer’s representatives and distributors. Please refer to Note 12 to our Notes to Financial Statements for further information about our sales to particular geographic areas.

We focus our marketing on CEMs in the fiber optic MAN, LAN, and SAN markets. Our intent is to become a market driven supplier that provides cost-effective, value-add solutions to our customer base. Our efforts in the development of an effective branding campaign are to better position our strengths as customer-focused suppliers of a broad product portfolio that addresses optical applications. Key elements of our marketing initiatives are as follows:

•
Expansion of the overall marketing resources to provide more focus on industry segments, to identify and drive new product efforts, to position our company strengths with our customers as well as the technical community, and to introduce new revenue opportunities into the company product portfolio.

•
The development of key marketing relationships at our identified strategic accounts with high-level decision makers to better position us for current and next-generation opportunities during the product development and specification defining phases.

•	The expansion of our applications engineering group to provide our customers with complete pre- and post-sales technical support on our products, including design and troubleshooting assistance.

•
The implementation of a marketing communications plan to focus efforts on strategic corporate branding and positioning initiatives in advertising, press relations, tradeshow events, web site, speaking engagements, and publication opportunities.

We also interact with our customers in industry associations, standards committees and participation in multi-source agreements, to promote and further enhance our position within the technical community.

We provide extensive technical support to our customers during their design and qualification process through direct contact with our application and design engineering teams. In addition, our web site provides product documentation and application notes. Our account managers and customer service personnel provide ongoing post-sales support.

Backlog

We attempt to predict the demand for our products and the lead-time required to obtain the necessary components and materials. Lead times for components and materials vary significantly, depending on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. Backlog consists of orders for shipments with release dates from our customers. As of September 30, 2002 and September 30, 2001, our backlog was approximately $3.7 million and $7.3 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. We do not believe that backlog comparisons on a year to year or quarter to quarter basis are meaningful as our backlog is unpredictable and fluctuate monthly.

Competition

The MAN, LAN, and SAN markets for optical subsystems and modules for CEM applications are highly competitive and subject to rapidly changing technology. We believe the primary competitive factors impacting our business are as follows:

•	Breadth of product portfolio

•	Competitive with market-level pricing

•	Time to market of new product introductions

•	Established relationships with key customers

•	Capability to scale production requirements

•	Quality and reliability of products

•	Complete technical documentation for product lines

•	Financially stable supplier

•	Ability to provide technical design support

•	Scope and responsiveness of service and technical support

•	Compliance to industry standard specifications

•	Meeting the customer design phase timelines for product qualification

We believe that we have established a favorable position in the MAN, LAN, and SAN markets by identifying and focusing on fiber optic subsystems and modules specifically for these segments. We believe that we are focused on these markets with a combination of comprehensive product portfolios, management and design expertise, market understanding and manufacturing capabilities. We compete primarily with Agilent Technologies, ExceLight Communications, Finisar, Infineon Technologies, JDS Uniphase, Molex Fiber Optics, MRV Communications, Picolight, and Stratos Lightwave. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. We have competitors for all of our current products. However, we believe that we do not have a single competitor that offers the same range of products as us.

Our products may also compete with technologies that provide alternatives to optical networking, including fixed and mobile radio, free space point-to-point optical transmission and copper-based technologies such as digital subscriber line, or DSL, and cable modems. Most of these technologies provide lower speed and shorter distance capabilities than optical networking technologies, but may provide certain advantages such as lower costs and mobile capabilities. However, in our primary market for high-speed communications, we do not expect to face significant competition from these technologies in the future. See “Business—Risk Factors—Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors’ products rather than our products or develop internal capabilities to produce their own fiber optic subsystems and modules.”

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods, to establish and protect our proprietary technologies and processes. However, these measures afford only limited protection of our proprietary technology. We have filed 5 provisional United States patents and 2 United States patent applications. In addition, as a result of our October 2002 acquisition of certain assets of Cielo Communications, we have added over 25 issued United States patents, over 30 filed United States patent applications, over 10 issued foreign patents and over 25 foreign patent applications to our intellectual property portfolio. There can be no assurance that we will continue to seek the issuance of patents from the United States and foreign patent applications we acquired from Cielo Communications. Furthermore, there can be no assurance that any of our patent applications will result in the issuance of any patents or that any patents issued will lead to commercially viable products or provide competitive advantages for our products.

On April 12, 2002, the Company entered into a five-year license agreement with Stratos Lightwave, Inc. covering Stratos’ portfolio of optoelectronic transceiver patents. In addition, we acquired two licenses related to VCSEL technology resulting from our acquisition of certain assets of Cielo Communications. We currently do not license to or from any other third parties the technology used in the manufacture of our fiber optic subsystems and modules. In addition, no technology is transferred or licensed in connection with our supply relationship with Furukawa. Accordingly, Furukawa owns the technology relating to the manufacture of its laser and other products we purchase for incorporation into our products and may license or sell this technology to other parties. We own the technology relating to the manufacture of our fiber optic subsystems and modules. A disruption of our supply relationship with Furukawa would not have a material impact on our rights to the technology required to produce our products. We have not transferred to Furukawa any intellectual property rights that would allow it to compete with us in the MAN, LAN, and SAN markets. However, there can be no assurance that Furukawa would not develop in the future internal capabilities to manufacture fiber optic subsystems and modules similar to and competitive with our products.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business. See “Business—Risk Factors—If we are unable to protect our proprietary technology, this technology could be misappropriated, which would make it difficult for us to compete in our industry.” From time-to-time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us is successful, we could be liable for significant monetary damages. If we cannot obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed. See “Business—Risk Factors—We could be subjected to additional litigation regarding intellectual property rights, which may divert management attention, cause us to incur significant costs or prevent us from selling our products.”

Employees

As of September 30, 2002, we had 246 full-time employees and no part-time employees. On April 29, 2002, we announced the elimination of approximately 45 jobs, primarily in the manufacturing area, effective during our third quarter. Positions in research and development and sales and marketing were not affected. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. Notwithstanding the current economic downturn, we consider our employee relations to be generally good.

Our Relationship with Furukawa

We were incorporated as a California corporation in October 1991 and we subsequently reincorporated as a Delaware corporation in October 2000 in connection with our initial public offering. In November 1991, a wholly owned subsidiary of The Furukawa Electric Co., Ltd. provided our initial capital investment. Furukawa, a publicly held company incorporated under the laws of Japan, is one of the world’s leading manufacturers of electric wire and cable, nonferrous metals and related products. It also provides engineering services, including the installation of power and telecommunications cables, and is a major manufacturer of fiber optic cable. Furukawa’s stock is publicly traded on the Tokyo Exchange Nikkei in Japan. Furukawa beneficially owns all of our outstanding Class B common stock, which as of November 30, 2002 represented 60.1% of our outstanding shares of common stock and 93.8% of the combined voting power of all of our outstanding common stock.

Our relationship with Furukawa has allowed us to benefit from the optical device and packaging technologies developed at its laboratories in Japan, which are incorporated into laser products, that we purchase from Furukawa for inclusion in our products. We have also established a close working relationship with Furukawa’s research and development team through periodic meetings and discussions to understand our product and manufacturing requirements. Under these arrangements, Furukawa customizes to our specifications the components that it supplies to us. For example, Furukawa has developed laser products with customized features in the areas of package design and power output. We have not licensed from Furukawa any of its optical devices or other technologies.

We currently purchase the majority of lasers from Furukawa using short-term purchase orders. These lasers are critical parts in the manufacture of our subsystems and modules. We have enjoyed a reliable supply of these critical components from Furukawa in the past. However, we do not have a long-term supply contract with Furukawa.

From time to time our research and development team works closely with Furukawa’s team to assist in the development of our design and manufacturing process. For example, in July 2000 we entered into a short-term development contract with Furukawa to assist us in the purchase, system design, operation, study, and execution of new equipment orders to automate our product testing operations. We paid Furukawa $84,000 for these services under the development contract. We may enter into similar development agreements with Furukawa in the future. However we have no current commitments and currently have no development agreements under negotiation with Furukawa. We believe that our prior business dealings with Furukawa and its subsidiaries and affiliates were on terms that were no less favorable than terms that would be available from unrelated third parties for similar transactions.

RISK FACTORS

This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about us and our industry. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. These forward-looking statements involve risks and uncertainties. You should carefully consider the following risks before you decide to buy shares of our Class A common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of the money you paid to buy our stock. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our continued success in generating revenue depends on growth in construction of fiber optic MAN, LAN, and SAN.

Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 86%, 91% and 84% of our revenue for the years ended September 30, 2002, 2001 and 2000, respectively.

The continuing downturn in our industry have caused communications service providers to reduced their capital spending on fiber optic equipment and delayed the deployment of new and build-out of existing fiber optic networks. As a result, revenue during the fiscal year 2002 decreased 74.2%, from the preceding fiscal year.

As the result of currently unfavorable economic and market conditions, (a) our revenue may continue to decline, (b) we are unable to predict future revenue accurately, and (c) we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

•	uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers and, ultimately we, depend for revenue;

•	the telecommunications carriers’ current limited access to the capital required for expansion;

•	lower near term revenue visibility; and

•	general market and economic uncertainty.

Based on these and other factors, many of our major customers have reduced orders for our products and have expressed uncertainty as to their future requirements. As a result, our revenue in future periods may continue to decline. In addition, our ability to meet financial expectations for future periods may be harmed.

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

A disruption in, or termination of, our supply relationship with Furukawa or any of our other key suppliers, or our inability to develop relationships with new suppliers would interrupt and delay the manufacturing of our products, which could result in delays in our revenue, or the cancellation of orders for our products. We may not be able to identify and integrate alternative suppliers in a timely fashion, or at all. Any transition to alternative suppliers would likely result in delays in shipment, quality control issues and increased expenses, any of which would limit our ability to deliver products to our customers. Furthermore, if we are unable to identify an alternative source of supply, we may have to redesign or modify our products, which would cause delays in shipments, increase design and manufacturing costs and require us to increase the prices of our products.

Our future operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

Our historical quarterly operating results have varied significantly, and our future quarterly operating results are likely to continue to vary significantly from period to period. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. Some of the factors that could cause our operating results to vary include:

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

Since early 2001, unfavorable economic conditions in the United States detrimentally affected the U.S. manufacturing industry, particularly sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers during this period indicate that there is a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce existing inventories. Based on these and other factors, some of our customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. In addition, the economic slowdown has required us to aggressively manage our costs and expenses, including our July 2001 and April 2002 announcements of the elimination of approximately 110 jobs and 45 jobs, respectively, primarily in the manufacturing area, and may require us to implement further cost management procedures in the future. Our business, operating results and financial condition will suffer if economic conditions in the United States worsen, the fiber optics equipment market continues to slowdown, or if a wider or global economic slowdown occurs.

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

Customers generally will not purchase any of our products before they qualify them and approve our manufacturing process and quality control system. Our customers may require us to register under international quality standards, such as ISO 9001. Delays in product qualification or loss of ISO 9001 certification may cause a product to be dropped from a long-term supply program and result in a significant lost revenue opportunity. If particular customers do not approve of our manufacturing process, we will lose the sales opportunities with those customers.

If we fail to predict our manufacturing requirements accurately, we could incur additional carrying costs and have excess and obsolete inventory or experience manufacturing delays, which could cause us to lose orders or customers.

We currently use historical data, a backlog of orders and estimates of future requirements to determine our demand for components and materials. We must accurately predict both the demand for our products and the lead-time required to obtain the necessary components and materials. Lead times for components and materials vary significantly depending on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. We generally maintain excess inventory of parts that increases our inventory carrying costs and periodically causes us to have excess and obsolete inventory. However, if we were to underestimate our purchasing requirements, manufacturing could be interrupted, resulting in delays in shipments.

Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors’ products rather than our products or develop internal capabilities to produce their own fiber optic subsystems and modules.

The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Agilent Technologies, ExceLight Communications, Finisar, Infineon Technologies, JDS Uniphase, Molex Fiber Optics, MRV Communications, Picolight, and Stratos Lightwave. We also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our products address. The development of alternative solutions to fiber optic transmission problems by our competitors, particularly systems companies that also manufacture modules, such as Alcatel (via Alcatel Optronics) and Fujitsu, could significantly limit our growth and harm our competitive position.

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

The period of time between our initial contact with a customer and the receipt of a purchase order from that customer may span to more than a year and varies by product and customer. During this time, customers may perform, or require us to perform, extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before purchasing our products, including interoperation with other subsystems and components, product performance and reliability. We may incur substantial sales and marketing expenses and expend significant management effort while potential customers are qualifying our products. Even after incurring these costs, we ultimately may not sell any or sell only small amounts of our products to a potential customer. If sales forecasts to specific customers are not realized, our revenue and results of operations may be negatively impacted.

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

We could be subjected to litigation regarding intellectual property rights, which may divert management attention, cause us to incur significant costs or prevent us from selling our products.

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

Our success and ability to compete is dependent in part on our proprietary technology. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods, to establish and protect our proprietary rights. Existing patent, copyright, trademark and trade secret laws afford only limited protection. While we are pursuing foreign patent protections, the laws of some foreign countries do not protect the unauthorized use of our proprietary technology and processes to the same extent as do the laws of the United States, and policing the unauthorized use of our products is difficult. Many U.S. companies have encountered substantial infringement problems in some foreign countries. Because we sell some of our products overseas, we have exposure to foreign intellectual property risks. Any infringement of our proprietary rights could result in costly litigation, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue.

If we are unable to generate adequate additional revenue as a result of the planned expansion of our sales operations, our competitive position may be harmed and our revenue or margins may decline.

Historically, we have relied primarily on a limited direct sales force, supported by third party manufacturers’ representatives and distributors, to sell our products. Our sales strategy focuses primarily on developing and expanding our direct sales force, manufacturers’ representatives and distributors. We will incur significant costs related to the expansion of our sales operations. If the expansion of our sales operations does not generate adequate additional revenue, the cost of any expansion may exceed the revenue generated, and our margins may decline. To the extent we are unsuccessful in expanding our direct sales force, we will likely be unable to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant manufacturers’ representatives or distributors, or if these representatives or distributors are not successful in their sales or marketing efforts, sales of our products may decrease and our competitive position would be harmed. Our representatives or distributors may not market our products effectively or may not continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our domestic and foreign sales and support staff or maintain existing or establish new relationships with manufacturer representatives and distributors would harm our revenue and result in declining margins.

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

The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them and the possible United States military action against Iraq have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism and the heightened security measures in response to such threats have and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the market price for our Class A common stock and on the future price of our Class A common stock.

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

We will need to attract and retain highly qualified managers, sales and marketing and technical support personnel. We have had difficulty hiring the necessary engineering, sales and marketing and management personnel in the past. If we fail to hire and retain qualified personnel when needed, our product development efforts and customer relations will suffer. Our key management personnel have limited experience in managing the growth of technologically complex businesses in a rapidly evolving environment. If we are unable to manage our growth effectively, we will incur additional expenses that will negatively impact our operating results.

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

Our properties and business operations are subject to a wide variety of federal, state and local environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances. We may be required to incur substantial costs to comply with current or future legal requirements. In addition, if we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. We believe our properties and business operations are in compliance with applicable environmental laws. We do not anticipate any material capital expenditures for environmental control facilities for the 2003 fiscal year.

We face risks associated with our international operations that could prevent us from marketing and distributing our products internationally.

Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 24.3%, 17.0% and 14.9% of our revenue for the periods ended September 30, 2002, 2001 and 2000, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. We intend to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

A portion of our international revenue and expenses may be denominated in foreign currencies in the future. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in currency hedging activities. These factors could adversely impact our international sales or increase our costs of doing business abroad or impair our ability to expand into international markets, and therefore could significantly harm our business.

Disruption of our operations at our Chatsworth, California manufacturing facility could require us to lease alternative manufacturing facilities or limit our manufacturing operations.

All of our manufacturing operations are conducted in our Chatsworth, California headquarters. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, such as earthquakes, fires or floods, or other causes, could require us to cease or limit our manufacturing operations. See “Business—Manufacturing” and “Properties.”

Our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisition we may undertake.

We expect to review opportunities to buy other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets or which may otherwise offer growth opportunities. Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing stockholders’ percentage ownership, incur substantial debt or assume contingent liabilities. We have little experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

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

On October 9, 2002, we acquired certain assets of privately-held Cielo Communications, Inc. We may encounter problems integrating the acquired operations, technologies or products into our own and could lose the services of certain key employees associated with the acquired entity.

Our stock price is likely to be volatile and could drop unexpectedly.

Our Class A common stock has been publicly traded since November 3, 2000. The market price of our Class A common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of telecommunications and fiber optic companies. As a result, the market price of our Class A common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

We may not be able to maintain our listing on the Nasdaq National Market and if we fail to do so, the price and liquidity of our Class A common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of securities on the Nasdaq National Market. The current requirements affecting us include maintaining a minimum bid price per share of $1. Our bid price has been below $1 in the past. If the bid price of our Class A common stock drops below $1 per share and remains at that level for more than 30 consecutive trading days, we will be in violation of Nasdaq’s listing standards. If within 90 days thereafter, our Class A common stock does not have a minimum bid price of $1 per share for 10 consecutive trading days, Nasdaq will commence proceedings to delist our Class A common stock from the Nasdaq National Market. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our Class A common stock.

We have business conflicts of interest with Furukawa, the resolution of which may not be as favorable to us as if we were dealing with an unaffiliated third party.

We have historically relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future. We currently purchase the majority of lasers from Furukawa. We currently have no written agreements with Furukawa with respect to our research and development and supply relationship. We cannot assure you that Furukawa will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components. We believe that our past business dealings with Furukawa and its subsidiaries and affiliates were on terms that were no less favorable than terms that would be available from third parties for similar transactions. We intend to continue to maintain our relationship with Furukawa and Furukawa will continue to control us. The terms of future transactions with Furukawa may or may not be comparable to those that would be available from unaffiliated third parties.

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

Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of November 30, 2002 represented 93.8% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

ITEM 2.     PROPERTIES

Our corporate headquarters, manufacturing, research and development and sales operations are located in Chatsworth, California, where we own and occupy a building of approximately 65,000 square feet. We purchased the property in July 1999 with the proceeds of a $3.3 million term loan that matures in July 2006. The term loan bears interest on amounts outstanding at a per annum rate equal to LIBOR plus 1.80%. The term loan and a revolving credit facility are secured by all of our assets. In June 2001, we acquired a 145,720 square foot building in Woodland Hills, California for $18,750,000. The purchase price was paid from our existing cash on-hand. We have not occupied this building and are currently leasing an aggregate of 59,550 square feet of this building to two unrelated parties and facility parking to another unrelated party. In November 2002, we leased a 21,660 square foot building in Broomfield, Colorado, which will serve as a research and design facility. This lease expires in October 2005 and the base rent is approximately $21,700 per month. In addition, we lease small sales facilities in Richardson, Texas, Santa Clara, California, Ottawa Canada, and Bury St. Edmunds, England. We plan to establish sales offices in the Eastern United States for our direct sales force that currently work from their homes. The lease for Ottawa, Canada is on a month-to-month basis. Our leases for our facilities in Santa Clara, California, Richardson, Texas, and Bury St. Edmunds, England expire in April 2003, June 2005, and July 2006, respectively.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional spaces, if needed, will be available in the future on commercially reasonable terms.

ITEM 3.     LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings. We are not aware of any other material legal proceedings threatened or pending against us. From time to time, however, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

Our Class A common stock has traded on The Nasdaq National Market under the symbol “OCPI” since November 3, 2000. The following table sets forth the range of high and low intra-day sales prices (rounded to the nearest cent) reported on The Nasdaq National Market for our Class A common stock for the periods indicated.

	Price range of Common Stock
	High	Low
Fiscal Year Ended September 30, 2001:
First Quarter (November 3, 2000 through December 31, 2000)	$23.00	$9.00
Second Quarter	$21.00	$6.28
Third Quarter	$16.49	$5.63
Fourth Quarter	$11.00	$1.92

Fiscal Year Ended September 30, 2002:
First Quarter	$5.18	$2.20
Second Quarter	$4.30	$1.80
Third Quarter	$2.82	$1.03
Fourth Quarter	$1.60	$0.75

Our Class B common stock is not publicly traded and is held entirely by Furukawa. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock.

Recent Share Prices

The following table sets forth the closing sales prices per share of our Class A common stock on The Nasdaq National Market on (i) September 30, 2002 and (ii) December 24, 2002. Because the market price of our Class A common stock is subject to fluctuation, the market value of the shares of our Class A common stock may increase or decrease.

Closing Price
September 30, 2002	$0.77
December 24, 2002	$1.07

Holders

As of November 30, 2002 there were 106 record holders of our Class A common stock and 1 record holder of our Class B common stock.

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

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected income statement data for the three fiscal years ended September 30, 2002, 2001 and 2000 and the selected balance sheet data as of September 30, 2002 and 2001 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected income statement data for the fiscal years ended September 30, 1999 and 1998 and the selected balance sheet data as of September 30, 2000, 1999 and 1998 are derived from audited financial statements not included in this Form 10-K.

	Fiscal years ended September 30,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Income statement data
Revenue	$19,620	$36,036	$101,867	$144,012	$37,207
Cost of revenue	11,086	20,860	50,326	94,684	26,375

Gross profit	8,534	15,176	51,541	49,328	10,832
Operating Expenses:
Research and development	779	1,134	2,527	2,958	5,261
Sales and marketing	999	1,364	2,943	3,799	3,717
General and administrative	712	1,065	3,877	4,553	4,671

Total operating expenses	2,490	3,563	9,347	11,310	13,649
Income from operations	6,044	11,613	42,194	38,018	(2,817)
Other income (expenses), net	119	116	305	6,081	3,391

Income before income taxes	6,163	11,729	42,499	44,099	574
Income taxes	2,492	4,693	17,319	17,655	(265)

Net income	$3,671	$7,036	$25,180	$26,444	$839

Earnings per share:
Basic	$0.13	$0.26	$0.91	$0.26	$0.01
Diluted	$0.04	$0.07	$0.25	$0.24	$0.01
Shares outstanding:
Basic	27,321	27,348	27,547	100,263	108,391
Diluted	100,494	101,132	102,500	111,430	112,578

	September 30,
	1998	1999	2000	2001	2002
	(In thousands)
Balance sheet data
Cash and cash equivalents	1,863	2,447	3,202	62,529	85,426
Working capital	7,214	11,970	34,078	166,416	167,865
Total assets	11,661	26,149	50,426	204,268	205,061
Long-term portion of debt		2,750	2,296	1,825	1,353
Stockholders’ equity	8,055	15,096	40,373	194,713	197,196

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in “Business—Risk Factors” and elsewhere in this Report.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the our Financial Statements describes the significant accounting policies and methods used in the preparation of our Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory write-downs, and accrued expenses. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Financial Statements.

•
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

•
Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden or significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to write down our inventory and our gross margin could be adversely affected.

•
We use estimates in the determination of the required accrual for warranty costs. This estimate is based upon a detailed examination of past experience and current information. The information available to us may change in the future and may require us to revise this accrual.

•
We continually reassess our assumptions and judgments and make adjustments when significant facts and circumstances dictate. Historically, actual results have not been materially different than the estimates that are described above.

Overview

We design, manufacture and sell a comprehensive line of high performance, highly reliable fiber optic subsystems and modules for fiber optic transmission systems used to address the bandwidth limitations in MAN, LAN, and SAN markets. Our subsystems and modules include optical transmitters, receivers, transceivers and transponders that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private networks. We began our operations and shipped our first products in November of 1991 and have been profitable every year since our inception.

Furukawa beneficially owns all of our outstanding Class B common stock, representing 60.5% of our outstanding shares of common stock and 93.9% of the combined voting power of all of our outstanding common stock as of the fiscal year ended September 30, 2002. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa using short-term purchase orders.

We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to fiber optic communication equipment manufacturers, directly and through contract manufacturers, who incorporate them into systems they assemble for equipment manufacturers. We define our customers as equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 57.9% and 74.2% of our total revenue for the fiscal years ended September 30, 2002 and 2001, respectively. Cisco Systems, Alcatel, and Nortel Networks (including sales to each of their contract manufacturers) accounted for approximately 13.8%, 12.6% and 10.0%, respectively, of our total revenue for the fiscal year ended September 30, 2002. Alcatel and Cisco Systems (including sales to each of their contract manufacturers) accounted for approximately 20.9% and 19.8%, respectively, of our total revenue for the fiscal year ended September 30, 2001. No other customer accounted for more than 10.0% of our total revenue for the fiscal years ended September 30, 2002 and 2001. For financial reporting purposes, we consider our customers to be the contract manufacturers and CEMs who place purchase orders with us or otherwise purchase our products directly. For the fiscal year ended September 30, 2002, no direct sales customer accounted for more than 10% of our total revenue. Cisco Systems and Alcatel USA Sourcing L.P. accounted for approximately 12.7% and 10.5%, respectively, of our total revenue for the fiscal year ended September 30, 2001. No other direct sales customer accounted for more than 10.0% of our total revenue for the fiscal years ended September 30, 2001. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys’ fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode’s rights, title and interest in the patent at issue. The court subsequently added Stratos as a plaintiff to the lawsuit. On April 12, 2002, we resolved our patent infringement litigation with Stratos. The settlement resolves all claims in the lawsuit among us and Stratos. As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the license term. Our optoelectronic products covered by this license include our 1x9, GBIC, small form factor (SFF) and small form-factor pluggable (SFP) product families. At the end of the five-year term, we have the option to renegotiate with Stratos for an extension of the license.

Since early 2001, the telecommunications sector, and in particular the fiber optic networking sector, has suffered a severe downturn. System providers have scaled back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers’ sales declined, they have relied on their excess component inventories to meet reduced demand and have moved to reduce their overall component and module inventory levels. Consequently, the slowdown continues to have a negative impact on our business as we face declining sales as a result of our customers’ declining business and the resulting adjustment to their inventory levels.

On October 9, 2002, we acquired certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado, focused on creating VCSEL technology for fiber optic communication networks for a cash purchase price of $5 million. The purchase price includes the acquisition of capital equipment, inventory and intellectual property.

The average selling prices of our products generally decrease as the products mature from factors such as increased competition, the introduction of new products, increased unit volumes, and price concessions required by our customers. We anticipate that average selling prices of our existing products will continue to decline in future periods although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce new products that incorporate features that can be sold at higher average selling prices on a timely basis.

Our cost of revenue consists principally of materials, as well as salaries and related expenses for manufacturing personnel, manufacturing overhead and provisions for excess and obsolete inventory. We purchase several key components for our products from a limited number of suppliers.

Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. In October 2002 and in connection with our acquisition of certain assets of Cielo Communications, we leased a building in Broomfield, Colorado, which will serve as an additional research and design facility. We believe that continued investment in research and development is critical to our future success. Accordingly, we intend to expand our internal research and development capabilities in the future to develop new products. As a result, we expect that our research and development expenses in absolute dollar amounts and as a percentage of revenue will increase significantly in future periods.

Sales and marketing expenses consist primarily of personnel costs, commissions paid to independent manufacturers’ representatives, product marketing and promotion costs. We intend to substantially expand our sales and marketing operations and efforts, both domestically and internationally, in order to increase sales and market awareness of our products. In July 2000 we opened sales offices in Bury St. Edmunds, England and Richardson, Texas, in May 2001 we opened a sales office in Ottawa, Canada and in May 2002 we opened a sales office in Santa Clara, California. We plan to establish sales offices in the Eastern United States for our direct sales force that currently work from their homes. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that general and administrative expenses will increase particularly due to the increase in our directors and officers’ insurance premiums as a result of market changes for such insurance coverage, and increases in our legal and consulting fees associated with analysis of strategic alternatives, including future market opportunities, that have been undertaken by our management and board of directors.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:

	Fiscal years ended September 30,
	2000	2001	2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue	49.4	65.6	70.9
Gross Profit	50.6	34.4	29.1
Operating Expenses:
Research and development	2.5	2.1	.14.1
Sales and marketing	2.9	2.6	10.0
General and administrative	3.8	3.2	12.6
Total operating expenses	9.2	7.9	36.7
Income (loss) from operations	41.4	26.5	(7.6)
Other income	0.3	4.2	9.1
Income before income taxes	41.7	30.7	1.5
Income taxes	17.0	12.3	(0.7)
Net income	24.7%	18.4%	2.2%

Fiscal years ended September 30, 2002 and 2001

Revenue—Revenue decreased 74.2% to $37.2 million in the fiscal year ended September 30, 2002 from $144.0 million in the fiscal year ended September 30, 2001. This decrease was primarily due to the generally weaker economy and continued downturn in the telecommunications sector since early 2001, which has caused system providers to scale back on deployment of fiber optic networks and draw down on existing inventory levels. This resulted in a decrease in demand from our customers and equipment manufacturers of their purchases of components and modules that we provide. Sales of our products for MAN decreased to approximately 86% of revenue for the fiscal year ended September 30, 2002 from approximately 91% of revenue for the fiscal year ended September 30, 2001. We expect our revenue to continue to be negatively affected by the economic downturn and its impact on the overall market growth in the foreseeable future. In addition, the average selling prices for existing products may decline in response to product introductions by competitors or us, and pressure from our significant customers for price concessions.

Cost of Revenue—Cost of revenue decreased 72.1% to $26.4 million in the fiscal year ended September 30, 2002 from $94.7 million in the fiscal year ended September 30, 2001. The decrease in cost of revenue in absolute dollars was primarily due to the decrease in revenue and a $14.9 million decrease in excess inventory write downs. The decrease in excess inventory write downs was primarily due to a decrease in overall inventory levels and an increase in inventory write downs in the fiscal year ended September 30, 2001 as a result of the industry slowdown and its impact on the demand for our products. Gross margin decreased from 34.4% during the fiscal year ended September 30, 2001 to 29.1% during the fiscal year ended September 30, 2002. The decrease in gross margin was primarily due to an increase of 14.3% in salaries and related expenses for indirect manufacturing personnel and 1.8% in direct labor costs as a percentage of revenue, both of which decreased in absolute dollars. The increases in salaries and related expenses for indirect manufacturing personnel as a percentage of revenue were due to a decrease in production and the increase in direct labor costs as a percentage of revenue was due to a decrease in labor efficiency. These increases as a percentage of revenue were partially offset by decreases as a percentage of revenue of 5.2 % in the cost of materials, 4.0% in excess inventory write downs and 1.7% in the warranty provision. The decrease in material cost as a percentage of revenue was due to inventory that was used in production that was previously written down by approximately $1.9 million as excess. The decrease in the warranty provision as a percentage of revenues was due to a decrease in customer returns allowance required as a result of the decrease in revenue.

Research and Development—Research and development expenses increased 77.9% to $5.3 million in the fiscal year ended September 30, 2002 from $3.0 million in the fiscal year ended September 30, 2001. This increase was primarily due to an increase in salaries and other operating costs resulting from the hiring of additional engineering personnel. Research and development expenses as a percentage of revenue increased to 14.1% from 2.1% over this period because of decreased revenue. We expect research and development expenses to increase significantly in absolute dollars and as a percentage of revenue as we continue to expand our research and development efforts.

Sales and Marketing—Sales and marketing expenses decreased 2.2% to $3.7 million in the fiscal year ended September 30, 2002 from $3.8 million in the fiscal year ended September 30, 2001. This decrease was primarily due to a decrease of $1.6 million in commissions to independent manufacturers’ representatives partially offset by increases of $936,000 in salaries and employee benefits resulting from the hiring of additional sales and marketing personnel. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future as we expand our sales and marketing efforts.

General and Administrative—General and administrative expenses increased 2.6% to $4.7 million in the fiscal year ended September 30, 2002 from $4.6 million in the fiscal year ended September 30, 2001. This increase was primarily due to a $1.2 million increase in legal expenses and consulting fees related to our patent infringement litigation with Stratos Lightwave, Inc. and consulting services associated with an analysis of strategic alternatives, including future market opportunities, undertaken by our management and board of directors. The increase was also due to a $395,000 increase in insurance expenses related to an increase in directors and officers insurance premiums. These increases were substantially offset by a decrease in bad debt expense as a result of the decrease in revenue and the decrease in past due accounts. We expect the dollar level of legal and consulting fees to increase as we continue to explore and evaluate strategic alternatives and expected increases in our directors’ and officers’ insurance premiums as a result of market changes for such insurance coverage.

Income Taxes—The benefit for income taxes was $265,000 in the fiscal year ended September 30, 2002, compared to a provision for income taxes of $17.7 million in the fiscal year ended September 30, 2001. The benefit for income taxes in the fiscal year ended September 30, 2002 was the result of tax benefits associated with our extra-territorial elections.

Fiscal years ended September 30, 2001 and 2000

Revenue—Revenue increased 41.4% to $144.0 million in the fiscal year ended September 30, 2001 from $101.9 million in the fiscal year ended September 30, 2000. This increase was due substantially to an increase in demand from our existing customers and, to a lesser extent, to demand from new customers and from revenue generated by newer products with higher average selling prices, such as our transponder products. Sales of our products for MAN increased to 91% of revenue for the fiscal year ended September 30, 2001 from 84% of revenue for the fiscal year ended September 30, 2000.

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

Cost of Revenue—Cost of revenue increased 88.1% to $94.7 million in the fiscal year ended September 30, 2001 from $50.3 million in the fiscal year ended September 30, 2000. Cost of revenue for the fiscal year ended September 30, 2001 includes charges related to the write down of excess inventory of $18.1 million. Gross margin decreased from 50.6% during the fiscal year ended September 30, 2000 to 34.4% during the fiscal year ended September 30, 2001. The decrease in gross margin was due to a reduction in average selling prices and to the write down of excess inventory.

Research and Development—Research and development expenses increased 17.1% to $3.0 million in the fiscal year ended September 30, 2001 from $2.5 million in the fiscal year ended September 30, 2000. This increase was primarily due to increased supplies and equipment resulting from an increase in engineers hired during this period. Research and development as a percentage of revenue decreased to 2.1% from 2.5% over this period because of a significant growth in revenue.

Sales and Marketing—Sales and marketing expenses increased 29.1% to $3.8 million in the fiscal year ended September 30, 2001 from $2.9 million in the fiscal year ended September 30, 2000. This increase was due to increased commissions paid to independent manufacturers’ representatives as a result of an increase in the sales of our high-performance subsystems and modules and an increase in advertising. Sales and marketing expenses as a percentage of revenue decreased to 2.6% from 2.9% over this period because of a significant growth in revenue.

General and Administrative—General and administrative expenses increased 17.4% to $4.6 million in the fiscal year ended September 30, 2001 from $3.9 million in the fiscal year ended September 30, 2000. This increase was the result of an increase in legal and other professional fees and an increase in insurance expense resulting from being a public company.

Income Taxes—The provision for income taxes increased 1.9% to $17.7 million in the fiscal year ended September 30, 2001, based on an effective tax rate of 40.0%, from $17.3 million in the fiscal year ended September 30, 2000, based on an effective tax rate of 40.8%.

Supplementary Data—Quarterly Results

The following table sets forth some of our selected financial information for our eight most recently completed fiscal quarters. In the opinion of our management, this unaudited financial information has been prepared on the same basis as the audited financial information, and includes all adjustments, consisting only of normal recurring adjustments, necessary to present this information fairly when read in conjunction with our financial statements and the related notes contained elsewhere in this Report. These operating results are not necessarily indicative of results of any future period.

	Three-Month Period Ended
	Dec. 31, 2000	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sept. 30, 2002
	(In thousands, except per share data)
Revenue	$41,853	$47,944	$39,364	$14,851	$8,841	$9,620	$9,837	$8,909
Cost of revenue	21,986	26,588	26,296	19,814	6,707	6,742	7,145	5,781

Gross profit (loss)	19,867	21,356	13,068	(4,963)	2,134	2,878	2,692	3,128
Operating Expenses:
Research and development	676	845	780	657	1,096	1,132	1,424	1,609
Sales and marketing	1,290	1,217	1,070	222	733	1,147	1,024	813
General and administrative	1,011	940	1,589	1,013	1,023	1,361	1,499	788

Total operating expenses	2,977	3,002	3,439	1,892	2,852	3,640	3,947	3,210
Income (loss) from operations	16,890	18,354	9,629	(6,855)	(718)	(762)	(1,255)	(82)
Other income	1,145	1,724	1,913	1,299	1,023	867	813	688

Income (loss) before income taxes	18,035	20,078	11,542	(5,556)	305	105	(442)	606
Income tax provision (benefit)	7,214	8,031	4,617	(2,207)	122	42	(177)	(252)

Net income (loss)	$10,821	$12,047	$6,925	$(3,349)	$183	$63	$(265)	$858

Earnings (loss) per share:
Basic	$0.14	$0.11	$0.06	$(0.03)	$0.00	$0.00	$0.00	$0.01
Diluted	$0.10	$0.11	$0.06	$(0.03)	$0.00	$0.00	$0.00	$0.01
Shares outstanding:
Basic	78,039	107,439	107,613	107,967	108,023	108,103	108,460	108,900
Diluted	107,838	112,754	112,613	107,967	112,488	112,478	108,460	112,561
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.5	55.5	66.8	133.4	75.9	70.1	72.6	64.9

Gross profit (loss)	47.5	44.5	33.2	(33.4)	24.1	29.9	27.4	35.1
Operating Expenses:
Research and development	1.6	1.8	2.0	4.4	12.4	11.8	14.5	18.1
Sales and marketing	3.1	2.5	2.7	1.5	8.3	11.9	10.4	9.1
General and administrative	2.4	2.0	4.0	6.8	11.6	14.1	15.2	8.8

Total operating expenses	7.1	6.3	8.7	12.7	32.3	37.8	40.1	36.0
Income (loss) from operations	40.4	38.2	24.5	(46.1)	(8.2)	(7.9)	(12.7)	(0.9)
Other income	2.7	3.6	4.9	8.7	11.6	9.0	8.3	7.7

Income (loss) before income taxes	43.1	41.8	29.4	(37.4)	3.4	1.1	(4.4)	6.8
Income taxes (benefit)	17.2	16.7	11.7	(14.8)	1.4	0.4	(1.8)	(2.8)

Net income (loss)	25.9%	25.1%	17.7%	(22.6)%	2.0%	0.7%	(2.6)%	9.6%

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

The following table sets forth revenue attributable to each of our product groups as a percentage of revenue for the periods presented.

	Fiscal years ended September 30,
	2000	2001	2002
Receivers	15.2%	12.1%	10.7%
Transceivers	73.4	72.3	71.4
Transmitters	9.9	10.5	14.1
Other	1.5	5.1	3.8

Revenue	100.0%	100.0%	100.0%

We believe the increase in the percentage of sales attributable to our transceiver products during the periods reflected in the table above reflects an overall increase in customer demand for products designed with higher levels of integration, such as transponders.

Liquidity and Capital Resources

As of September 30, 2002, our primary source of liquidity was our cash and cash equivalents balance of $85.4 million and $65.8 million of marketable securities, which consist primarily of United States treasury notes and treasury bonds. Our unused revolving line of credit totaling approximately $1.0 million provided an additional source of liquidity. Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans. As of September 30, 2002, our working capital was $167.9 million with a current ratio of 30:1. As of September 30, 2001, our working capital was $166.4 million with a current ratio of 23:1. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and cash equivalents, marketable securities, and existing loan facilities are expected to be sufficient to fund operations for the next 12 months.

As of September 30, 2002, we had a $1.8 million balance outstanding under our term loan and no balance outstanding under our $1.0 million revolving line of credit. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California. The revolving credit facility can be used to fund working capital requirements.

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

During the fiscal year ended September 30, 2002, we generated net cash flow from operations of $17.7 million. The cash generated by operating activities during this period was caused by increases in income after adding back adjustments to reconcile net income to cash provided and decreases in accounts receivables and inventories. These were partially offset by an increase in income tax benefits and a decrease in accounts payable and accounts payable to related parties. For the years ended September 30, 2001 and 2000, we generated net cash flow from operations of $28.1 million and $12.9 million, respectively. The cash generated by operations in the year ended September 30, 2001 was caused by an increase in income and a decrease in accounts receivable, partially offset by increases in income tax benefits and other current assets and decreases in accounts payable and accounts payable to related parties. The cash generated by operations in the year ended September 30, 2000 was caused by increased income, partially offset by increases in accounts receivable and inventory.

During the fiscal year ended September 30, 2002, cash provided by investing activities was $5.5 million compared to cash used by investing activities of $90.7 million for the same period in the prior year. The increase in cash from investing activities for the fiscal year ended September 30, 2002 was due to a $8.3 million increase resulting from maturities of marketable securities being greater than our purchases of marketable securities, partially offset by a $2.8 million increase in capital expenditures for the purchase of property, plant and equipment to upgrade, expand and automate our manufacturing facility. During the fiscal year ended September 30, 2000, cash used in investing activities was $90.7 million and $11.8 million, respectively. The majority of cash used in investing activities was for the net purchase of marketable securities, the June, 2001 purchase of a 145,720 square foot building in Woodland Hills, California for $18.8 million and capital expenditures for the purchase of property, plant and equipment to expand and automate our manufacturing facility. As of September 30, 2002, we have committed to make capital expenditures totaling approximately $110,000 during the next six months, primarily to purchase additional equipment to develop new products.

During the fiscal year ended September 30, 2002, cash used by financing activities was $320,000 compared to cash provided by financing activities of $122.0 million for the same period in the prior year. The decrease in cash from financing activities for the fiscal year ended September 30, 2002 was due to a $472,000 reduction in long-term debt, partially offset by $152,000 provided by the issuance of common stock for the exercise of employee stock options and stock plan purchases. The increase in cash from financing activities for the fiscal year ended September 30, 2001 was primarily the result of the November 3, 2000 completion of our initial public offering of our Class A Common Stock. After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds from the initial public offering of approximately of $122.1 million.

On April 12, 2002, we resolved our patent infringement litigation with Stratos Lightwave, Inc. As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the five-year license term

On October 9, 2002, we completed the acquisition of certain assets of privately-held Cielo Communications, Inc., a research and design company located in Broomfield, Colorado, for $5.0 million. The purchase price includes the acquisition of capital equipment, inventory and intellectual property.

On November 3, 2000, we completed an initial public offering of our Class A Common Stock. All 12,075,000 shares of Class A Common Stock registered under the Registration Statement were sold at a price of $11.00 per share, which amount includes exercise of the underwriters’ over-allotment option of 1,575,000 shares. After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds from the initial public offering of approximately $122.1 million.

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

Subsequent Events

On October 9, 2002, we acquired certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado, focused on creating VCSEL technology for fiber optic communication networks for a cash purchase price of $5 million. The purchase price includes the acquisition of capital equipment, inventory and intellectual property.

On November 12, 2002, John Lemasters resigned from his position as Chairman of the board of directors, but will remain a member of the board of directors and audit committee. Our board of directors re-appointed Dr. Muoi Van Tran, our President and Chief Executive Officer, as Chairman of the board of directors.

On November 18, 2002, Masao Konomi resigned from his position as a member of our board of directors, including his position on the audit and compensation committees. We are not aware that Mr. Konomi’s resignation was the result of any disagreement on matters relating to the our operations, policies or practices including the policies and practices of our audit committee.

On December 17, 2002, our board of directors, pursuant to its authority under our certificate of incorporation and bylaws, approved an amendment to our bylaws to increase the range of the size of the board from three to seven directors to five to nine directors, and set the size of the current board at eight directors. The board of directors also elected Hobart Birmingham and David Warnes as members of the board, and also appointed them to serve on our audit committee. Mr. Birmingham was also appointed to serve on our compensation and special stock option committees. Our board of directors now consists of eight directors, including four independent directors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are currently exposed to interest rate risk on our existing term loan and revolving credit facility and on our investment portfolio. Our variable rate debt consists of term loan borrowing of $1.8 million. To date we have not utilized our floating rate debt under the revolving credit facility.

The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $85.4 million invested in money market and other interest bearing accounts. In addition, we have $65.8 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

As of September 30, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 125 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $18,000 on our term loan and an annual increase or decrease of interest income of $1.5 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 14 of this Report and the supplementary data required by this item are included in Part II, Item 7 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in “Proposal 1: Elections of Directors”, “Management”, and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information” section of the our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                     AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our Proxy Statement to be filed in connection with the our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our Proxy Statement to be filed in connection with the our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in Internal Controls.    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

1.    Financial Statements.    The following financial statements of Optical Communication Products, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2.    Financial Statement Schedule.    The financial statement schedule of Optical Communication Products, Inc. is included below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts
For the Year Ended September 30, 2000, 2001 and 2002

Description	Period	Balance at beginning of period ($)	Additions charged to expense ($)	Deductions ($)	Balance at end of period ($)
Allowance for Doubtful Accounts	2000	297,000	1,480,000	—	1,777,000
	2001	1,777,000	1,200,000	(1,821,000)	1,156,000
	2002	1,156,000	450,000	(1,479,000)	127,000
Warranty Reserve	2000	253,000	173,000	(19,000)	407,000
	2001	407,000	451,000	(120,000)	738,000
	2002	738,000	—	(695,000)	43,000

3.    Exhibits.    The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Bylaws

3.2.1	Amendment Number One to Bylaws

4.1	See Exhibits 3.1, 3.2 and 3.2.1 for provisions of the Certificate of Incorporation and Bylaws for the Registrant defining the rights of holders of common stock of the Registrant

4.2*	Specimen Stock Certificate

4.3 *	Standstill and Registration Rights Agreement, dated as of October 26, 2000, by and between the Registrant and The Furukawa Electric Co., Ltd.

10.1*+	2000 Stock Incentive Plan

10.2*+	Employee Stock Purchase Plan

10.3*	Form of Indemnification Agreement

10.5*+	Employment Agreement, dated November 1, 1999, by and between the Registrant and Muoi Van Tran, as currently in effect

10.6*+	Employment Agreement, dated November 1, 1999, by and between the Registrant and Mohammad Ghorbanali, as currently in effect

10.7*+	Employment Agreement, dated November 1, 1999, by and between the Registrant and Susie L. Nemeti, as currently in effect

10.8*+
Form of Stock Option Agreement, dated August 29, 2000, by and between the Registrant and each of Muoi Van Tran, Mohammad Ghorbanali and Susie L. Nemeti (including a schedule of substantially identical terms)

10.9*+
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

*
This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective November 2, 2000 (File No. 333-44862) under the same exhibit number, and is incorporated by reference herein.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)    Reports on Form 8-K:

None.

(c)    Exhibit Index:

See Exhibit index.

(d)    Financial Statement Schedule:

See Financial statement schedule set forth in (a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on the 24th day of December, 2002.

OPTICAL COMMUNICATION PRODUCTS, INC.

By:	/s/ MUOI VAN TRAN

Name:	Muoi Van Tran
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MUOI VAN TRAN	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)	December 24, 2002

Muoi Van Tran

/s/ SUSIE L. NEMETI	Chief Financial Officer (principal financial and accounting officer)	December 24, 2002

Susie L. Nemeti

/s/ MASATO SAKAMOTO	Director	December 24, 2002

Masato Sakamoto

/s/ KUNIHIRO MATSUBARA	Director	December 24, 2002

Kunihiro Matsubara

/s/ NAOOMI TACHIKAWA	Director	December 24, 2002

Naoomi Tachikawa

/s/ STEWART D. PERSONICK	Director	December 24, 2002

Stewart D. Personick

/s/ JOHN LEMASTERS	Director	December 26, 2002

John Lemasters

	Director	December , 2002

Hobart Birmingham

	Director	December , 2002

David Warnes

PERIODIC REPORT CERTIFICATION
of the Chief Executive Officer

I, Muoi Van Tran, the Chief Executive Officer of Optical Communication Products, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Optical Communication Products, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MUOI VAN TRAN

Muoi Van Tran
President and Chief Executive Officer
(Principal Executive Officer)
December 20, 2002

PERIODIC REPORT CERTIFICATION
of the Chief Financial Officer

I, Susie L. Nemeti, the Chief Financial Officer of Optical Communication Products, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Optical Communication Products, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SUSIE L. NEMETI

Susie L. Nemeti
Chief Financial Officer
(Principal Financial Officer)
December 20, 2002

OPTICAL COMMUNICATION PRODUCTS, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Optical Communication Products, Inc.:

We have audited the accompanying balance sheets of Optical Communication Products, Inc. (the ”Company”) as of September 30, 2001 and 2002, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
November 4, 2002

OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
September 30, 2001 and 2002

	September 30,
	2001	2002
	(in thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,529	$85,426
Marketable securities	76,102	65,774
Accounts receivable less allowance for doubtful accounts of $1,156 and $127 in 2001 and 2002, respectively	8,004	3,463
Income taxes receivable		1,008
Inventories	15,852	7,415
Deferred income taxes	9,296	9,156
Prepaid expenses and other current assets	2,306	1,367

Total current assets	174,089	173,609
Property, plant and equipment, net	30,179	30,519
Other long-term assets		933

TOTAL	$204,268	$205,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$471	$471
Accounts payable	1,365	623
Accounts payable to related parties	1,260	30
Accrued bonus	1,900	2,302
Other accrued expenses	2,249	2,200
Income taxes payable	428	118

Total current liabilities	7,673	5,744

LONG-TERM DEBT	1,825	1,353
OTHER LONG-TERM LIABILITIES		750
DEFERRED INCOME TAXES	57	18

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; 200,000,000 shares authorized, 42,006,602 and 43,035,110 shares issued and outstanding at September 30, 2001 and 2002, respectively.	42	43
Class B common stock $0.001 par value; 66,000,000 shares authorized, 66,000,000 shares issued and outstanding at September 30, 2001 and 2002, respectively.	66	66
Additional paid-in capital	129,707	131,350
Retained earnings	64,898	65,737

Total stockholders’ equity	194,713	197,196

TOTAL	$204,268	$205,061

See notes to financial statements

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF INCOME
Years Ended September 30, 2000, 2001, and 2002

	2000	2001	2002
	(In thousands, except per share amounts)
REVENUE	$101,867	$144,012	$37,207
COST OF REVENUE	50,326	94,684	26,375

GROSS PROFIT	51,541	49,328	10,832

EXPENSES:
Research and development	2,527	2,958	5,261
Selling and marketing	2,943	3,799	3,717
General and administrative (including stock compensation expense of $86 for year ended September 30, 2002)	3,877	4,553	4,671

Total expenses	9,347	11,310	13,649

INCOME (LOSS) FROM OPERATIONS	42,194	38,018	(2,817)
OTHER INCOME, Net	305	6,081	3,391

INCOME BEFORE INCOME TAXES	42,499	44,099	574
INCOME TAX PROVISION (BENEFIT)	17,319	17,655	(265)

NET INCOME	$25,180	$26,444	$839

BASIC EARNINGS PER SHARE	$0.91	$0.26	$0.01
DILUTED EARNINGS PER SHARE	$0.25	$0.24	$0.01
BASIC SHARES OUTSTANDING	27,547	100,263	108,391
DILUTED SHARES OUTSTANDING	102,500	111,430	112,578

See notes to financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2000, 2001, and 2002

	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE, OCTOBER 1, 1999	66,000,000	$1,650	27,401,440	$172	$—	$13,274	$15,096
Net income						25,180	25,180
Exercise of stock options			470,000	97			97

BALANCE, SEPTEMBER 30, 2000	66,000,000	1,650	27,871,440	269		38,454	40,373
Net income						26,444	26,444
Issuance of common stock from initial public offering			12,075,000	12	122,067		122,079
Conversion of preferred stock to class B common stock with a $0.001 par value	(66,000,000)	(1,650)	66,000,000	66	1,584
Conversion of common stock with no par value to class A common stock with $0.001 par value				(241)	241
Issuance of common stock for exercise of stock options and employee stock purchase plan			2,060,162	2	348		350
Tax benefit from exercise of non-qualified stock options					5,467		5,467

BALANCE, SEPTEMBER 30, 2001			108,006,602	108	129,707	64,898	194,713
Net income						839	839
Issuance of common stock for exercise of stock options and employee stock purchase plan			1,028,508	1	151		152
Tax benefit from exercise of non-qualified stock options					1,406		1,406
Stock option compensation expense					86		86

BALANCE, SEPTEMBER 30, 2002	—	$—	109,035,110	$109	$131,350	$65,737	$197,196

See notes to financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
Years Ended September 30, 2000, 2001, and 2002

	2000	2001	2002
	(in thousands)
OPERATING ACTIVITIES:
Net income	$25,180	$26,444	$839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	722	1,429	2,433
Amortization of premium on marketable securities		467	2,041
Tax benefit from exercise of non-qualified stock options		5,467	1,406
Stock option compensation expense			86
Changes in operating assets and liabilities:
Accounts receivable, net	(11,846)	12,027	4,541
Income taxes receivable			(1,008)
Inventories	(7,710)	166	8,437
Deferred income taxes	(1,180)	(7,490)	101
Prepaid expense and other assets	(437)	(1,759)	6
Accounts payable	1,898	(2,671)	(742)
Accounts payable to related parties	1,991	(3,915)	(1,230)
Accrued bonuses	2,004	(1,142)	402
Other accrued expenses	932	192	(49)
Income taxes payable	1,313	(1,139)	(310)
Other liabilities			750

Net cash provided by operating activities	12,867	28,076	17,703

INVESTING ACTIVITIES:
Purchase of marketable securities	(12,783)	(161,789)	(66,713)
Maturities of marketable securities	4,000	94,500	75,000
Purchase of property, plant and equipment	(2,972)	(23,418)	(2,773)

Net cash provided by (used in) investing activities	(11,755)	(90,707)	5,514

FINANCING ACTIVITIES:
Principal payments on long-term debt	(454)	(471)	(472)
Proceeds from Initial Public Offering		122,079
Issuance of common stock	97	350	152

Net cash provided by (used in) financing activities	(357)	121,958	(320)

NET INCREASE IN CASH AND CASH EQUIVALENTS	755	59,327	22,897
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,447	3,202	62,529

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,202	$62,529	$85,426

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$239	$185	$85
Income taxes	$17,158	$20,803	$569

See notes to financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    GENERAL INFORMATION

The accompanying financial statements of Optical Communication Products, Inc., a Delaware corporation (the ”Company”), includes its balance sheets as of September 30, 2001 and 2002 and reflects the results of its operations for the years ended September 30, 2000, 2001 and 2002. The Company’s operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of Furukawa Electric Company, Ltd. of Japan (“Furukawa”). Furukawa beneficially owns 60.5% of the Company’s capital stock at September 30, 2002, which accounts for 93.9% of the combined voting power of all of the Company’s outstanding common stock.

Operations—The Company operates in one industry segment, which includes the design and manufacture of fiber optic components. The Company’s products consist of optical transmitters, receivers, transceivers and transponders, which convert electronic signals into optical signals and back to electronic signals. Many of the Company’s major customers purchase through contract manufacturers. Contract manufacturers purchase on behalf of the Company’s major customers and to their specifications. Revenue from the Company’s three largest direct sale customers amounted to 23.8%, 15.3% and 12.1% for the year ended September 30, 2000. Revenue from the Company’s two largest direct sale customers amounted to 12.7% and 10.5% for the year ended September 30, 2001. No direct sale customer, which could be either contract manufacturers or major end-user customers, accounted for more than 10% of the Company’s revenue for the year ended September 30, 2002.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.

Marketable Securities—Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because the Company has the intent and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

Inventories—Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to thirty-nine years, using the straight-line method.

Impairment of Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. There have been no impairment charges recorded by the Company.

Income Taxes—Income taxes are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are recognized for the estimated future tax

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

Earnings per Share—Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the as-if-converted method for the Company’s preferred shares and the treasury stock method for stock options.

Revenue Recognition—The Company recognizes revenue from product sales upon shipment, as shipments are FOB shipping point, assuming collectibility of the resulting receivable is probable. Sales returns and warranty claims are not material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which summarizes views of the Commission staff in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with this bulletin.

Research and Development Costs—Costs associated with the development of new products are charged to expense when incurred.

Common Stock—At September 30, 2002, the Company had two classes of common stock with a par value of $0.001 per share. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company’s outstanding Class B common stock.

Use of Estimates in the Preparation of the Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Fair Value of Financial Instruments—The recorded values of marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded value of long-term debt and other liabilities approximate fair value, as interest is tied to market rates.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and accounts receivable. The Company sells products and extends credit to customers, primarily in the United States, and periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses. The direct sales customer with the largest accounts receivable amounted to $1,153,000 and $541,000 at September 30, 2001 and 2002, respectively.

Segment Reporting—Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

customers. The method for determining what information to report is based on the way management organizes the operating segments within a Company for making operating decisions and assessing financial performance.

The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) are its chief operating decision makers. The financial information the CEO and CFO review is identical to the information presented in the accompanying financial statements. The Company has determined that it operates in one reportable segment, which includes the design and manufacture of fiber optic components. The Company has a subsidiary in England, which provides commercial and technical support to the Company’s customers in Europe. The Company does not have foreign operations.

Recent Accounting Pronouncements—In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Statement Accounting Standards No. 144 , Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and amends other guidance related to the accounting and reporting of long-lived assets. The Company adopted this statement as of October 1, 2001 the first day of its 2002 fiscal year. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities that are initiated after December 31, 2002. The Company does not believe that this statement will have any impact on its financial position and results of operations.

3.    INVENTORIES

Inventories consist of the following:

	September 30,
	2001	2002
	(in thousands)
Raw materials	$10,865	$6,217
Work-in-process	1,593	486
Finished goods	3,394	712

Total	$15,852	$7,415

During fiscal year end 2001 and 2002, the Company recorded write-downs of excess inventory of $18.1 million and $3.2 million, respectively.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,		Useful Lives
	2001	2002
	(in thousands)
Land	$8,074	$8,074
Buildings	15,961	16,227	39 years
Machinery and equipment	8,277	10,647	5 years
Furniture and fixtures	230	716	5 years
Computer hardware and software	602	233	3 years
Leasehold Improvements		6	9 years

	33,144	35,903
Less accumulated depreciation	2,965	5,384

Total	$30,179	$30,519

On June 8, 2001, the Company purchased land and a 145,720 square foot building in Woodland Hills, California for the purchase price of $18,750,000. As of September 30, 2002, the Company leased a portion of the Woodland Hills building to various other parties. Rental income from these leases was $147,100 and $433,100 for the fiscal years ended September 30, 2001 and 2002, respectively.

5.    LONG-TERM DEBT

On July 15, 1999, the Company entered into a term loan for $3.3 million and a revolving credit facility agreement with Manufacturer’s Bank. The term loan was used to fund the purchase of the Company’s land and building located in Chatsworth, California. The credit limit of the revolving credit facility is $1.0 million. The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals based on the Company’s election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.80%. The term loan and the revolving credit facility are secured by all of the Company’s assets. The term loan is paid in monthly installments and matures on July 15, 2006 and revolving credit facility expires on July 3, 2003. No amounts have been borrowed against the revolving credit facility. The term loan and the revolving credit facility also require compliance with specified financial covenants, including interest coverage ratios and indebtedness to total capital ratios and other covenants.

Long-term debt at September 30, 2001 and 2002 consists of the following:

	2001	2002
	(in thousands)
Term loan due July, 2006 (4.95% at September 30, 2002)	$2,296	$1,824
Less current portion	471	471

Long-term debt, less current portion	$1,825	$1,353

Long-term debt maturities as of September 30, 2002 consist of the following:

(in thousands)
Fiscal 2003	471
Fiscal 2004	471
Fiscal 2005	471
Fiscal 2006	411

$1,824

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    EARNINGS PER SHARE

The following is a calculation of basic and diluted earnings per share (“EPS”):

	Year Ended September 30,
	2000	2001	2002
	(in thousands, except per share data)
Weighted average common shares outstanding	27,547	100,263	108,391

Basic EPS	$0.91	$0.26	$0.01

Diluted EPS:
Net income	$25,180	$26,444	$839
Preferred stock dividends	—	—	—

Income attributable to common stockholders	$25,180	$26,444	$839

Weighted average common shares outstanding	27,547	100,263	108,391
Convertible preferred stock	66,000	6,148	—
Common stock options	8,953	5,019	4,187

Diluted shares outstanding	102,500	111,430	112,578

Diluted EPS	$0.25	$0.24	$0.01

The weighted average diluted common shares outstanding for fiscal 2001 and 2002 excludes the dilutive effect of approximately 5,480,800 and 5,635,900 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s Common Stock during the fiscal year.

7.    COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has operating leases for certain facilities. Lease payments are made monthly. The Company’s leases are renewable either monthly, semiannually, annually or for five years. Rent expense for these leases for the years ended September 30, 2000, 2001, and 2002 was $13,000, $38,000 and $83,000, respectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at September 30, 2002:

(in thousands)
Fiscal Year
2003	$413,500
2004	439,900
2005	438,400
2006	80,600

Total minimum lease payments	$1,372,400

Legal Proceedings—On April 12, 2002, the Company resolved its patent infringement litigation with Stratos Lightwave, Inc. (“Stratos”). As part of the settlement, the Company entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term. At the end of the five-year term, the Company has the option to renegotiate with Stratos for an extension of the license.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.    STOCKHOLDERS’ EQUITY

Initial Public Offering—On November 3, 2000, the Company completed its initial public offering of 12,075,000 newly issued shares of Class A common stock, which included the exercise of the underwriters’ over-allotment option of 1,575,000 shares, at an offering price of $11.00 per share. Proceeds from the offering were $123,572,000 less of underwriting discounts and commissions.

Preferred and Common Stock—On October 27, 2000, the Company reincorporated in Delaware and created two new classes of common stock with a par value of $0.001 per share. All of the Company’s outstanding shares of common stock and convertible preferred stock automatically converted into shares of Class A and Class B common stock, respectively. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company’s outstanding Class B common stock.

Stock Options—In September 1992, the Company’s Board of Directors approved the 1992 Stock Option Plan for the issuance of 6,666,680 shares of the Company’s common stock to certain key employees. In August 2000, the Company’s Board of Directors approved the 2000 Stock Option/Stock Issuance Plan for the issuance of 1,000,000 shares of the Company’s common stock to certain key employees. These plans provide that options may have a term of up to 10 years, and become exercisable and generally vest in annual increments of 25 percent per year over four years. In addition, key executives were granted 9,670,360 founders’ stock options, which were separate from the Company’s stock option plans and are fully vested. All options were granted at fair value.

On August 29, 2000, the Board of Directors approved the 2000 Stock Incentive Plan. Upon the effectiveness of the Company’s IPO, the 1992 Stock Option Plan and the 2000 Stock Option/Stock Issuance Plan were terminated and no further options grants may be made under these plans. All options outstanding from the 1992 Stock Option Plan and the 2000 Stock Option/Stock Issuance Plan were transferred to the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provides that options may have a term of up to 10 years, and become exercisable and vest in increments. The normal vesting is 25 percent per year. However, the vesting period can vary. All options were granted at fair value.

In July, 2002, the Company granted stock options under the 2000 Stock Incentive Plan to a member of the Board of Directors for consulting services to be performed through January, 2004. The options vest ratably in monthly increments over the term of the services rendered. Compensation cost has been determined on the basis of fair value pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation” and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or Conjunction with Selling, Goods or Services.” The options are included in the calculations and tables below. Compensation expense recognized on the vested options for fiscal year ended September, 30, 2002 was $85,700.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

There were 6,799,040 shares available for future grant under the Company’s 2000 Stock Incentive Plan at September 30, 2002. Stock option activity, including the options granted outside the plans, is as follows:

	Number of Options	Exercise Price per Option	Weighted Average Exercise Price
Options outstanding—October 1, 1999	9,608,680	$0.0003 to $0.39	$0.07
Options granted	3,621,680	2.88 to 11.00	10.28
Options exercised	(470,000)	0.10 to 0.19	0.18
Options canceled	(570,000)	0.10 to 0.39	0.25

Options outstanding—September 30, 2000	12,190,360	0.0003 to 11.00	3.09
Options granted	2,507,535	3.20 to 17.38	14.08
Options exercised	(2,041,700)	0.0003 to 2.88	0.10
Options canceled	(196,560)	2.88 to 17.38	10.26

Options outstanding—September 30, 2001	12,459,635	0.0003 to 17.38	5.67
Options granted	867,460	1.04 to 4.55	1.93
Options exercised	(974,250)	0.0003 to 0.388	0.04
Options canceled	(375,795)	0.188 to 17.38	7.95

Options outstanding—September 30, 2002	11,977,050	$0.0003 to $17.38	$4.82

The following table summarizes information regarding options outstanding at September 30, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.0000—$0.00025	4,439,230	0.7	$0.0003	4,439,230	$0.0003
$0.0004—$0.0700	80,000	1.9	$0.0563	80,000	$0.0563
$0.0701—$0.1000	235,000	4.6	$0.1000	235,000	$0.1000
$0.1001—$0.1900	370,000	5.8	$0.1875	370,000	$0.1875
$0.1901—$0.3900	451,000	6.8	$0.3875	316,000	$0.3875
$0.3901—$2.8800	901,400	9.4	$1.9454	72,500	$2.0239
$2.8801—$8.0500	158,040	8.8	$6.8905	34,720	$7.3886
$8.0501—$11.0000	4,119,025	7.9	$10.9953	3,625,955	$10.9987
$11.0001—$13.3800	73,155	8.6	$11.4910	18,288	$11.4910
$13.3801—$17.3800	1,150,200	8.3	$17.3800	287,549	$17.3800

	11,977,050	5.2	$5.7808	9,479,242	$4.8224

The weighted average estimated fair value of options granted in 2000, 2001, and 2002 was $1.58, $11.33, and $1.90, respectively.

The Company accounts for its stock option and employee stock purchase plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

cost been determined on the basis of fair value pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been:

	Year Ended September 30,
	2000	2001	2002
	(in thousands, except per share amounts)
Net Income:
As reported	$25,180	$26,444	$839
Pro forma	$19,714	$16,911	$(7,163)
Basic earnings per share
As reported	$0.91	$0.26	$0.01
Pro forma	$0.72	$0.17	$(0.07)
Diluted earnings per share
As reported	$0.25	$0.24	$0.01
Pro forma	$0.19	$0.15	$(0.07)

The fair value of each option grant estimated on the date of grant used to compute pro forma net income and pro forma income per share is estimated using the Black-Scholes option pricing model. The following assumptions were used in completing the model:

	September 30,
	2000	2001	2002
Dividend yield	0%	0%	0%
Expected volatility	30%	137%	157%
Risk-free rate of return	6.33%	5.16%	4.94%
Expected life (years)	1.3	7.3	7.2

In November, 2000, the Company adopted an Employee Stock Purchase Plan and reserved 300,000 shares for issuance under this plan. Under the Stock Purchase Plan, the Company’s employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the offering period that begins on May 1 and November 1 of each year. The number of shares purchased under the plan for the years ended and 2002 were 18,462 and 54,258, respectively. At September 30, 2002 there were 72,720 shares issued under this plan, including 18,462 shares purchased in September 30, 2001 and 54,258 shares purchased in September 30, 2002.

9.    PROFIT SHARING PLAN

The Company has a deferred cash and profit sharing plan covering all employees, subject to certain participation and vesting requirements. The plan provides that the Company will partially match employees contributions or provide discretionary contributions up to a certain amount. Total contributions by the Company were $375,000 and $456,000 for each of the years ended September 30, 2000 and 2001, respectively. The Company has $753,000 reserved for year ended September 30, 2002 contributions.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    INCOME TAXES

The components of income tax expense are as follows:

	Year Ended September 30,
	2000	2001	2002
	(in thousands)
Current:
Federal	$14,495	$15,548	$(1,546)
State	4,004	4,130	(226)

Total current	18,499	19,678	(1,772)

Effect of non-qualified stock option exercises upon income taxes currently payable		5,467	1,406
Deferred:
Federal	(933)	(5,915)	64
State	(247)	(1,575)	37

Total deferred	(1,180)	(7,490)	101

Provision for income taxes	$17,319	$17,655	$(265)

The components of deferred income tax assets (liabilities) are as follows:

	September 30,
	2001	2002
Allowance for doubtful accounts	$504	$55
Uniform capitalization and obsolete inventory	8,708	9,170
Accumulated depreciation	(57)	(47)
Accrued warranty	322	19
Other	(238)	(59)

Net deferred tax asset	$9,239	$9,138

A reconciliation of the Company’s provision for income taxes to the U.S. federal statutory rate is as follows (in thousands):

	Year Ended September 30,
	2000		2001		2002
	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory rate	$14,875	35.0%	$15,435	35.0%	$201	35.0%
State taxes, net of federal benefit	2,442	5.7	2,415	5.5	123	21.4
Tax benefit on export sales					(595)	(103.6)
Other	2	0.1	(195)	(0.5)	6	1.0

	$17,319	40.8%	$17,655	40.0%	$(265)	(46.2)%

11.    RELATED PARTY TRANSACTIONS

The Company is a subsidiary of Furukawa Electric North America, which is a wholly owned subsidiary of Furukawa. The Company’s related party transactions occur between itself and other Furukawa owned subsidiaries and affiliates.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company sells fiber optic components and purchases raw materials from some of these entities in the regular course of business. Sales of fiber optic subsystems and modules to related parties amounted to $1,126,000, $2,726,000, and $399,000 for the years ended September 30, 2000, 2001 and 2002, respectively. Purchases of raw materials from related parties amounted to $21,779,000, $42,063,000 and $5,967,000 for the years ended September 30, 2000, 2001, and 2002, respectively. Accounts receivable due from related parties were $26,000 and $51,000 at September 30, 2001 and 2002, respectively. Accounts payable to related parties were $1,260,000 and $30,000 at September 30, 2001 and 2002, respectively. In 2000, the Company paid Furukawa $84,000 in development costs. No management fees were paid in the fiscal years ended September 30, 2001 and 2002.

12.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment, which includes the design and manufacture of fiber optic subsystems and modules. The following are summaries of sales to geographic areas based on the location of the entity purchasing the Company’s products and sales for each of the components within the segment:

	September 30,
	2000	2001	2002
	(in thousands)
Revenue by Geographical Area:
United States	$78,266	$95,582	$23,587
Canada	8,418	23,942	4,582
Israel	11,003	15,290	1,563
Asia	1,206	2,182	2,932
Europe	2,770	5,272	3,603
Other	204	1,744	940

	$101,867	$144,012	$37,207

Revenue by Component:
Receivers	$15,503	$17,420	$3,975
Transceivers	74,737	104,190	26,574
Transmitters	10,135	15,120	5,241
Other	1,492	7,282	1,417

	$101,867	$144,012	$37,207

13.    SUBSEQUENT EVENTS

On October 9, 2002, the Company acquired certain assets of privately-held Cielo Communications, Inc. of Broomfield, Colorado for a cash purchase price of $5 million. The purchase price includes the acquisition of capital equipment, inventory and intellectual property. The assets acquired do not represent a business.

*    *    *    *    *    *

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Bylaws

3.2.1	Amendment Number One to Bylaws

4.1	See Exhibits 3.1, 3.2 and 3.2.1 for provisions of the Certificate of Incorporation and Bylaws for the Registrant defining the rights of holders of common stock of the Registrant

4.2*	Specimen Stock Certificate

4.3 *	Standstill and Registration Rights Agreement, dated as of October 26, 2000, by and between the Registrant and The Furukawa Electric Co., Ltd.

10.1*+	2000 Stock Incentive Plan

10.2*+	Employee Stock Purchase Plan

10.3*	Form of Indemnification Agreement

10.5*+	Employment Agreement, dated November 1, 1999, by and between the Registrant and Muoi Van Tran, as currently in effect

10.6*+	Employment Agreement, dated November 1, 1999, by and between the Registrant and Mohammad Ghorbanali, as currently in effect

10.7*+	Employment Agreement, dated November 1, 1999, by and between the Registrant and Susie L. Nemeti, as currently in effect

10.8*+
Form of Stock Option Agreement, dated August 29, 2000, by and between the Registrant and each of Muoi Van Tran, Mohammad Ghorbanali and Susie L. Nemeti (including a schedule of substantially identical terms)

10.9*+
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

*
This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective November 2, 2000 (File No. 333-44862) under the same exhibit number, and is incorporated by reference herein.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.