Form 10-K/A
period 2002-09-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2003-01-08
CIK 1122668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐ No  ☑
As of March 29, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $45,741,600 (based upon the last closing price for shares of the registrant’s common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by the Registrant’s Form 10-K, as amended, originally filed with the Securities and Exchange Commission on December 27, 2002.

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of correcting a clerical error in the cover page of the Form 10-K originally filed with the Securities and Exchange Commission on December 27, 2002. The accurate information is set forth in the cover page above, which corrects the information provided regarding the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of March 29, 2002. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on the 6th day of January, 2003.

OPTICAL COMMUNICATION PRODUCTS, INC.

By:	/s/ MUOI VAN TRAN
Name:	Muoi Van Tran
Title:	President and Chief Executive Officer

PERIODIC REPORT CERTIFICATION
of the Chief Executive Officer

I, Muoi Van Tran, the Chief Executive Officer of Optical Communication Products, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K/A of Optical Communication Products, Inc.; and

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

/s/ MUOI VAN TRAN
Muoi Van Tran
President and Chief Executive Officer (Principal Executive Officer) January 6, 2003

PERIODIC REPORT CERTIFICATION
of the Chief Financial Officer

I, Susie L. Nemeti, the Chief Financial Officer of Optical Communication Products, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K/A of Optical Communication Products, Inc.; and

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

/s/ SUSIE L. NEMETI
Susie L. Nemeti
Chief Financial Officer (Principal Executive Officer) January 6, 2003