Form 10-Q
period 2002-12-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2003-02-13
CIK 1122668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

          Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

          The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock.  The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders.  As of January 31, 2003, there were approximately 44,712,500 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.

OPTICAL COMMUNICATION PRODUCTS, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
(Dollars in thousands)

	December 31, 2002	September 30, 2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,415	$85,426
Marketable securities	70,733	65,774
Accounts receivable less allowance for doubtful accounts: $408 at December 31, 2002 and $127 at September 30, 2002	4,911	3,463
Income taxes receivable	2,140	1,008
Inventories	5,969	7,415
Deferred income taxes	9,156	9,156
Prepaid expenses and other current assets	2,788	1,367

Total current assets	167,112	173,609
PROPERTY, PLANT AND EQUIPMENT, Net	36,262	30,519
OTHER LONG-TERM ASSETS	816	933

TOTAL	$204,190	$205,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$471	$471
Accounts payable	695	623
Accounts payable to related parties	507	30
Accrued bonus	1,465	2,302
Other accrued expenses	2,278	2,200
Income taxes payable	98	118

Total current liabilities	5,514	5,744
LONG-TERM DEBT	1,236	1,353
OTHER LONG-TERM LIABILITIES	750	750
DEFERRED INCOME TAXES	18	18
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A - common stock, $.001 par value; 200,000,000 shares authorized, 44,513,923 and 43,035,110 shares issued and outstanding at December 31, 2002 and September 30, 2002, respectively	45	43
Class B - common stock $.001 par value; 66,000,000 shares authorized, 66,000,000 shares issued and outstanding at December 31, 2002 and September 30, 2002	66	66
Additional paid-in capital	131,963	131,350
Retained earnings	64,598	65,737

Total stockholders’ equity	196,672	197,196

TOTAL	$204,190	$205,061

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended December 31,

	2002	2001

	(Unaudited)
REVENUE	$9,400	$8,841
COST OF REVENUE	6,439	6,707

GROSS PROFIT	2,961	2,134

EXPENSES:
Research and development	3,011	1,096
Selling and marketing	959	733
General and administrative	1,309	1,023

Total expenses	5,279	2,852

LOSS FROM OPERATIONS	(2,318)	(718)
OTHER INCOME, Net	592	1,023

INCOME (LOSS) BEFORE INCOME TAXES	(1,726)	305
INCOME TAXES	(587)	122

NET INCOME (LOSS)	$(1,139)	$183

BASIC EARNINGS (LOSS) PER SHARE	$(.01)	$.00

DILUTED EARNINGS (LOSS) PER SHARE	$(.01)	$.00

BASIC SHARES OUTSTANDING	109,523	108,023

DILUTED SHARES OUTSTANDING	109,523	112,488

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended December 31,

	2002	2001

	(Unaudited)
Operating Activities:
Net income (loss)	$(1,139)	$183
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	992	541
Amortization of premium on marketable securities	417	512
Tax benefit from exercise of non-qualified stock options	545
Stock option compensation expense	44
Changes in operating assets and liabilities:
Accounts receivable, net	(1,448)	3,432
Income taxes receivable	(1,132)
Inventories	1,446	1,818
Prepaid expense and other current assets	(1,421)	15
Other long-term assets	117
Accounts payable	72	(137)
Accounts payable to related parties	477	(370)
Accrued bonus	(837)	(562)
Other accrued expenses	78	(314)
Income taxes payable	(20)	25

Net cash provided by (used in) operating activities	(1,809)	5,143

Investing Activities:
Purchase of marketable securities	(20,376)	(15,562)
Maturities of marketable securities	15,000	20,000
Purchase of property, plant and equipment	(6,735)	(184)

Net cash provided by (used in) investing activities	(12,111)	4,254

Financing Activities:
Principal payments on long-term debt	(117)	(118)
Issuance of common stock	26	59

Net cash used in financing activities	(91)	(59)

Increase (decrease) in cash and cash equivalents	(14,011)	9,338
Cash and cash equivalents, beginning of year	85,426	62,529

Cash and cash equivalents end of period	$71,415	$71,867

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$16	$28
Income taxes	$20	$105

NOTES TO FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the ”Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission’s Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In management’s opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of December 31, 2002 and for all interim periods presented.  The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2002. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.  The Company’s operations are primarily located in Chatsworth, California.  The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan (“Furukawa”).  Furukawa beneficially owned 59.7% of the Company’s common stock at December 31, 2002, which accounts for 93.7% of the combined voting power of all of our outstanding stock.

2.          INVENTORIES

Inventories consist of the following:

	December 31, 2002	September 30, 2002

	(Unaudited)
	(in thousands)
Raw materials	$3,573	$6,217
Work-in-process	1,912	486
Finished goods	484	712

Total inventories	$5,969	$7,415

3.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2002	September 30, 2002	Useful Lives

	(Unaudited)
	(in thousands)
Land	$8,074	$8,074
Buildings and improvements	16,227	16,227	39 years
Machinery and equipment	17,359	10,647	5 years
Computer hardware and software	725	716	5 years
Furniture and fixtures	247	233	3 years
Leasehold improvements	6	6	9 years

	42,638	35,903
Less accumulated depreciation	6,376	5,384

	$36,262	$30,519

Machinery and equipment as of December 31, 2002 includes the October 9, 2002 acquisition of certain assets of Cielo Communications, Inc.

4.          EARNINGS (LOSS) PER SHARE

The following is a calculation of basic and diluted earnings (loss) per share (“EPS”):

	Three Months Ended

	December 31, 2002	December 31, 2001

	(Unaudited)
	(in thousands, except per share data)
BASIC EPS COMPUTATION:
Net income (loss) applicable to common stock	$(1,139)	$183

Weighted average common shares outstanding	109,523	108,023

Basic earnings (loss) per share	$(0.01)	$0.00

DILUTED EPS COMPUTATION:
Net income (loss) applicable to common stock	$(1,139)	$183

Weighted average common shares outstanding	109,523	108,023
Effect of diluted securities
Common stock options		4,465

Diluted weighted average shares outstanding	109,523	112,488

Diluted earnings (loss) per share	$(0.01)	$0.00

5.          COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for certain facilities.  Lease payments are made monthly.  The Company’s leases are renewable monthly, semiannually, annually or for five years.  Rent expense for these leases for the three months ended December 31, 2002 and 2001 was $102,000 and $21,000, respectively.

Legal Proceedings

On April 12, 2002, the Company resolved its patent infringement litigation with Stratos Lightwave, Inc. (“Stratos”). As part of the settlement, the Company entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term.  At the end of the five-year term, the Company has the option to renegotiate with Stratos for an extension of the lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report.  The following discussion contains forward-looking statements that involve risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements.  The statements are based on current expectations and actual results could differ materially from those discussed herein.  Factors that could cause or contribute to the differences are discussed below in this Report under “Risk Factors” and elsewhere in this Report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended September 30, 2002.

Critical Accounting Policies

          The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory  write-downs, and accrued expenses. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

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

Overview

          We design, manufacture and sell a comprehensive line of high performance, highly reliable fiber optic subsystems and modules for fiber optic transmission systems that are used to address the bandwidth limitations in metropolitan area networks, or MANs, local area networks, or LANs, and storage area networks, or SANs, markets.  Our subsystems and modules include optical transmitters, receivers, transceivers and transponders that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private networks.  We began our operations and shipped our first products in November of 1991.

          Furukawa beneficially owns all of our outstanding Class B common stock, representing 59.7% of our outstanding shares of common stock and 93.7% of the combined voting power of all of our outstanding common stock as of the fiscal quarter ended December 31, 2002.  Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa.  We have relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products.  We currently purchase the majority of lasers from Furukawa using short-term purchase orders.

          We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules.  We sell our products to fiber optic communication equipment manufacturers or CEMs, directly and through contract manufacturers, who incorporate them into systems they assemble for equipment manufacturers.  We define our customers as equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers.  We recognize revenue upon product shipment, and sales returns and allowances have been insignificant.  Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 63.3% and 56.4% of our total revenue for the fiscal quarters ended December 31, 2002 and 2001, respectively. Acterna, Cisco Systems and Alcatel, (including sales to each of their contract manufacturers) accounted for approximately 12.8%, 12.2% and 10.7%, respectively, of our total revenue for the fiscal quarter ended December 31, 2002. Alcatel (including sales to its contract manufacturers) accounted for approximately 19.1% of our total revenue for the fiscal quarter ended December 31, 2001.  No other customer accounted for more than 10.0% of our total revenue for the fiscal quarters ended December 31, 2002 and 2001.  For financial reporting purposes, we consider our customers to be the contract manufacturers and CEMs who place purchase orders with us or otherwise purchase our products directly.  For the fiscal quarters ended December 31, 2002 and 2001, no direct sales customer accounted for more than 10% of our total revenue.  Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future.  Our sales are made on a purchase order basis rather than by long-term purchase commitments.  Our customers may cancel or defer purchase orders without penalty on short notice.

          Since early 2001, the telecommunications sector, and in particular the fiber optic networking sector, has suffered a severe downturn.  System providers have scaled back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers.  As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers’ sales declined, they have relied on their excess component inventories to meet reduced demand and have moved to reduce their overall component and module inventory levels. Consequently, the slowdown continues to have a negative impact on our business and our revenue as a result of our customers’ declining business and the resulting adjustment to their inventory levels.

          On October 9, 2002, we acquired certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado, focused on creating VCSEL technology for fiber optic communication networks for a cash purchase price of $5 million.  The purchase price includes the acquisition of capital equipment and intellectual property.

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

          Our cost of revenue consists principally of materials, as well as salaries and related expenses for manufacturing personnel, manufacturing overhead and the write down for excess and obsolete inventory.  We purchase several key components for our products from a limited number of suppliers.

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

          Sales and marketing expenses consist primarily of personnel costs, commissions paid to independent manufacturers’ representatives, marketing and promotion costs.  We intend to expand our sales and marketing operations and efforts in order to increase sales and market awareness of our products.  In July 2000 we opened sales offices in Bury St. Edmunds, England and Richardson, Texas, in May 2001 we opened a sales office in Ottawa, Canada and in May 2002 we opened a sales office in Santa Clara, California.  We plan to establish sales offices in the Eastern United States for our direct sales force that currently work from their homes.  We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

          General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses.  We expect that general and administrative expenses will increase particularly due to the increase in our directors and officers’ insurance premiums as a result of market changes for such insurance coverage, and increases in our legal and consulting fees associated with analysis of strategic alternatives, including future market opportunities that have been undertaken by our management and board of directors.

Results of Operations – Comparison of Three Months Ended December 31, 2002 and 2001

          Revenue – Revenue increased 6.3% to $9.4 million in the quarter ended December 31, 2002 from $8.8 million in the quarter ended December 31, 2001.  This increase was primarily due to an increase in sales of our products for local area and storage area networks, which increased to approximately 15.9% of revenue for the quarter ended December 31, 2002 from approximately 9.5% of revenue for the quarter ended December 31, 2001.  Sales of our products for metropolitan area networks decreased to approximately 79.2% of revenue for the quarter ended December 31, 2002 from approximately 87.2% of revenue for the quarter ended December 31, 2001.  We expect our revenue to continue to be affected by the economic downturn and its impact on the overall market growth in the foreseeable future.  In addition, the average selling prices for existing products may decline in response to product introductions by competitors or us, and pressure from significant customers for price concessions.

          Cost of Revenue – Cost of revenue decreased 4.0% to $6.4 million in the quarter ended December 31, 2002 from $6.7 million in the quarter ended December 31, 2001. Gross margin increased to 31.5% from 24.1% during this period. The increase in gross margin was primarily due to an increase in sales of higher margin products, which resulted in a decrease of 5.9% in material costs as a percentage of revenue. The increase in gross margin was also the result of a 1.5% decrease in manufacturing overhead as a percentage of revenue, which was due to a decrease in personnel costs primarily as the result of our April 2002 workforce reduction. The decrease in personnel costs was partially offset by an increase in licensing fees as a result of the licensing agreement with Stratos Lightwave.

          Research and Development – Research and development expenses increased 174.7% to $3.0 million in the quarter ended December 31, 2002 from $1.1 million in the quarter ended December 31,

2001.  This increase was primarily due to an increase in salaries and other operating costs associated with the addition of engineering personnel hired in conjunction with our October 9, 2002 acquisition of the business of Cielo Communications, Inc, a research and design company located in Broomfield, Colorado, and the addition of other engineering personnel hired since December 31, 2001.  We expect research and development expenses to increase in absolute dollars as we continue to expand our research and development efforts.

          Sales and Marketing – Sales and marketing expenses increased 30.8% to $959,000 in the quarter ended December 31, 2002 from $733,000 in the quarter ended December 31, 2001.  This increase was primarily due to an increase in salaries and benefits from the addition of sales and marketing personnel hired since December 31, 2001.  We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

          General and Administrative – General and administrative expenses increased 28.0% to $1.3 million in the quarter ended December 31, 2002 from $1.0 million in the quarter ended December 31, 2001.  This increase was primarily due to increases in legal and consulting fees associated with analysis of strategic alternatives and insurance expense related to an increase in directors’ and officers’ insurance premiums.  We expect the dollar level of these costs to increase as a result of increased legal fees, and expenses as we continue to explore and evaluate strategic alternatives.

          Income Taxes – The income tax benefit for December 31, 2002 was $587,000 in the quarter ended December 31, 2002, based on an effective tax rate of 34.0%, compared to a provision for income taxes of $122,000 in the quarter ended December 31, 2001, based on an effective tax rate of 40.0%.  The effective tax rate for the quarter ended December 31, 2002 reflects only a federal income tax benefit, as a result of federal tax regulations that allow us to carry back our December 31, 2002 loss against prior years income.

Liquidity and Capital Resources

          As of December 31, 2002, our primary source of liquidity was our cash and cash equivalents balance of $71.4 million and our marketable securities balance of $70.7 million, which consists primarily of United States Treasury notes and bonds.  Our unused revolving line of credit totaling $1.0 million provided an additional source of liquidity.  At September 30, 2002, we had $85.4 million in cash and cash equivalents balance and $65.8 million in marketable securities.  Our cash and cash equivalents balance and marketable securities balance decreased during the three months ended December 31, 2002 primarily due to the $6.7 million in cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications, Inc., a $1.4 million increase in prepaid expenses and other current assets as a result of the prepayment of our annual directors’ and officers’ insurance premium and a $837,000 decrease in accrued bonus as a result of the November annual payment of incentive compensation net of current quarter accruals.

          Since inception, we have financed our operations primarily with cash generated from operations.  Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000.  As of December 31, 2002, our working capital was $161.6 million with a current ratio of 30:1 compared to our working capital of $167.9 million with a current ratio of 30:1 as of September 30, 2002.  Our working capital decreased during the three months ended December 31, 2002 primarily due to $6.7 million in cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications, Inc.  Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

          As of December 31, 2002, we had a $1.7 million balance outstanding under our term loan and no balance outstanding under our $1.0 million revolving line of credit.  The term loan and the revolving credit facility bear interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%.  The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California.  The revolving credit facility can be used to fund working capital requirements.

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

          During the three months ended December 31, 2002, cash used in operations was $1.8 million compared to cash provided by operations of  $5.1 million in the three months ended December 31, 2001.  The cash used in operating activities during the three months ended December 31, 2002 was the result of increases in accounts receivable, income taxes receivable and prepaid expenses and a decrease in accrued bonus.  These were partially offset by the net loss after adding back the adjustments and a decrease in inventories.  The cash generated from operating activities during the three months ended December 31, 2001 was the result of a decrease in accounts receivable and inventories.

          During the three months ended December 31, 2002, cash used in investing activities was $12.1 million compared to cash provided by operations of  $4.3 million in the three months ended December 31, 2001.  The cash used in investing activities during the three months ended December 31, 2002 was due to $6.7 million in cash purchase price and direct costs associated with the October 9, 2002 acquisition of certain assets of Cielo Communications, Inc. and $5.4 million in marketable securities purchases net of maturities.  Cielo Communications, Inc. is a research and design company located in Broomfield, Colorado.  The purchase price includes the acquisition of capital equipment and intellectual property.  The cash provided by investing activities in the three months ended December 31, 2001 was primarily the result of $4.4 million in marketable securities maturities net of purchases to purchase additional equipment to develop new products.

          During the three months ended December 31, 2002 and 2001, cash used in financing activities was $91,000 and $59,000, respectively.  The majority of cash used in financing activities was for principal payments on the long-term debt.

          On April 12, 2002, we resolved our patent infringement litigation with Stratos Lightwave, Inc.  As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the five-year license term.

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

     Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

•	the market acceptance of our products;
•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;
•	price discounts on our products to our customers;
•	our business, product, capital expenditure and research and development plans and product and technology roadmaps;
•	the levels of inventory and accounts receivable that we maintain;
•	capital improvements to new and existing facilities;
•	technological advances;
•	our competitors’ response to our products;
•	our pursuit of strategic alternatives, including future market opportunities; and
•	our relationships with suppliers and customers.

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

Subsequent Events

          On January 31, 2003, we acquired certain assets and intellectual property from Gore Photonics, a unit of W. L. Gore & Associates, Inc. located in Elkton, Maryland, focused on the research and development of VCSEL parallel optical modules for fiber optic communication networks.  The purchase price includes the acquisition of all capital equipment and intellectual property in the Gore Photonics module development and manufacturing facility in Elkton, Maryland.  In addition, we have hired the core technical team of Gore Photonics and will continue to operate a development center in Elkton, Maryland.

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

          Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN.  These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate.  In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets.  Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market.  Sales of our products for the MAN market represented approximately 79% and 87% of our revenue for the three months ended December 31, 2002 and 2001, respectively.

          The continuing downturn in our industry have caused communications service providers to reduce their capital spending on fiber optic equipment and delayed the deployment of new and build-out of existing fiber optic networks.  As the result of currently unfavorable economic and market conditions, (a) our revenue may continue to decline, (b) we are unable to predict future revenue accurately, and (c) we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

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

          Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America.  Sales of our products outside North America accounted for approximately 39.6% and 19.6% of our revenue for the three months ended December 30, 2002 and 2001, respectively.  We expect that our sales outside of North America will continue to contribute materially to our revenue.   We have limited experience in marketing and distributing our products internationally.  We intend to expand our international operations in the future.  Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing.  We may not be able to establish or maintain international market demand for our products.

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

          On October 9, 2002 and January 31, 2003, we acquired certain assets of Cielo Communications, Inc. and W. L. Gore & Associates, respectively.  We may encounter problems integrating the acquired operations, technologies or products into our own and could lose the services of certain key employees associated with the acquired entities.

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

          Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of December 31, 2002 represented 59.7% of our outstanding shares of common stock and 93.7% voting control over all stockholder issues.  The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders.  The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock.  Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa.  In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock.  As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval.  As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

•	a change of control, including a merger;
•	our acquisition or disposition of assets;
•	our future issuances of common stock or other securities;
•	our incurrence of debt; and
•	our payment of dividends on our common stock.

          Two members of our board of directors are also executives of Furukawa. These individuals have obligations to both our company and Furukawa and may have conflicts of interest with respect to matters potentially or actually involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both Furukawa and us.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are currently exposed to interest rate risk on our existing term loan and revolving credit facility and on our investment portfolio.  Our variable rate debt consists of term loan borrowing of $1.8 million.  To date we have not utilized our floating rate debt under the revolving credit facility.  The primary objective of our investment activities is to preserve capital.  We have not used derivative financial instruments in our investment portfolio.  Our cash and cash equivalents includes $71.4 million the majority of which is invested in money market and other interest bearing accounts.   In addition, we have $70.7 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

          As of December 31, 2002, our investment in marketable securities had a weighted-average time to maturity of approximately 212 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months.  These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity.  Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.  Maturities on the date purchased of held-to-maturity marketable debt securities range from three months to two years.

          If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $17,000 on our term loan and an annual increase or decrease of interest income of  $1.4 million on our investment portfolio.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.  Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

ITEM 4.          CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934)(the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b) Changes in Internal Controls.  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.
OTHER INFORMATION AND SIGNATURES

ITEM 1.	LEGAL PROCEEDINGS

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

(b) Report on Form 8-K filed during the quarter ended December 31, 2002:

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL COMMUNICATION PRODUCTS, INC., a Delaware corporation

Date:	February 11, 2003	By:	/s/ MUOI VAN TRAN

		Name: Title:	Muoi Van Tran Chairman of the Board, Chief Executive Officer and President

Date:	February 11, 2003	BY:	/s/ SUSIE NEMETI

		Name: Title:	Susie Nemeti Chief Financial Officer (Principal Financial and Accounting Officer)

PERIODIC REPORT CERTIFICATION
of the Chief Executive Officer

I, Muoi Van Tran, the Chief Executive Officer of Optical Communication Products, Inc., certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Optical Communication Products, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MUOI VAN TRAN

Muoi Van Tran President and Chief Executive Officer (Principal Executive Officer) February 11, 2003

PERIODIC REPORT CERTIFICATION
of the Chief Financial Officer

I, Susie L. Nemeti, the Chief Financial Officer of Optical Communication Products, Inc., certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Optical Communication Products, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SUSIE L. NEMETI

Susie L. Nemeti Chief Financial Officer (Principal Financial Officer) February 11, 2003