Form 10-Q
period 2003-03-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2003-05-15
CIK 1122668

================================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

                                       or

                        [ ] TRANSITION REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from               to
                                 ---------------  -------------------

                        Commission file number 000-31861


                      OPTICAL COMMUNICATION PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)
                             ----------------------


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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of May 1, 2003, there were approximately 46,238,300 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.



================================================================================

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2003


                                                                            PAGE
                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2003 (unaudited) and September 30,
          2002.................................................................1

          Unaudited Statements of Operations for the Three and Six Months Ended
          March 31, 2003 and 2002..............................................2

          Unaudited Statements of Cash Flows for the Six Months Ended March 31,
          2003 and 2002........................................................3

          Unaudited Notes to Financial Statements..............................4

Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations................................................7

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...........25

Item 4.   Controls and Procedures.............................................25


                  PART II. OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings...................................................26

Item 2.   Changes in Securities and Use of Proceeds...........................26

Item 4.   Submission of Matters to a Vote of Security Holders.................26

Item 6.   Exhibits and Reports on Form 8-K....................................27

Signature.....................................................................28

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.
--------------------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands)

                                                                                        September
                                                                         March 31,         30,
                                                                           2003           2002
---------------------------------------------------------------------------------------------------------
                                                                        (unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $    69,214    $     85,426
  Marketable securities                                                       70,874          65,774
 Accounts receivable less allowance for doubtful accounts:
   $409 at March 31, 2003 and $127 at September 30, 2002                       5,420           3,463
 Income taxes receivable                                                       2,422           1,008
 Inventories                                                                   5,924           7,415
 Deferred income taxes                                                         9,156           9,156
 Prepaid expenses and other current assets                                     2,261           1,367
                                                                             -------         -------
             Total current assets                                            165,271         173,609

PROPERTY, PLANT AND EQUIPMENT, Net                                            36,641          30,519
OTHER LONG-TERM ASSETS                                                         2,685             933
                                                                             -------         -------

TOTAL                                                                     $  204,597    $    205,061
                                                                             =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                       $      471    $        471
  Accounts payable                                                               969             623
  Accounts payable to related parties                                          1,455              30
  Accrued bonus                                                                1,795           2,302
  Other accrued expenses                                                       2,874           2,200
  Income taxes payable                                                            78             118
                                                                             -------         -------
              Total current liabilities                                        7,642           5,744

LONG-TERM DEBT                                                                 1,118           1,353
OTHER LONG-TERM LIABILITIES                                                      800             750
DEFERRED INCOME TAXES                                                             18              18
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A - common stock, $.001 par value; 200,000,000
    shares authorized, 44,767,495 and 43,035,110 shares
    issued and outstanding at March 31, 2003 and
    September 30, 2002, respectively                                              45              43
  Class B - common stock $.001 par value; 66,000,000
    shares authorized, 66,000,000 shares issued and
    outstanding at March 31, 2003 and September 30, 2002                          66              66
  Additional paid-in capital                                                 132,045         131,350
  Retained earnings                                                           62,863          65,737
                                                                             -------         -------
          Total stockholders' equity                                         195,019         197,196
                                                                             -------         -------
TOTAL                                                                        204,597         205,061
                                                                             =======         =======


OPTICAL COMMUNICATION PRODUCTS, INC.
--------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
(In thousands, except per share data)



                           Three Months Ended March 31,    Six Months Ended March 31,
                           ----------------------------------------------------------

                               2003            2002           2003           2002
--------------------------------------------------------------------------------------
                                   (Unaudited)                   (Unaudited)


REVENUE                   $   9,568        $   9,620      $  18,968       $    18,461
COST OF REVENUE               6,005            6,742         12,444            13,449
                            -------          -------        -------           -------
GROSS PROFIT                  3,563            2,878          6,524             5,012
                            -------          -------        -------           -------

EXPENSES:
 Research and
  development                 4,232            1,132          7,243             2,228
 Selling and
  marketing                   1,103            1,147          2,062             1,880
 General and
  administrative              1,354            1,361          2,663             2,384
                            -------          -------        -------           -------
Total expenses                6,689            3,640         11,968             6,492
                            -------          -------        -------           -------

LOSS FROM OPERATIONS         (3,126)            (762)        (5,444)           (1,480)
                            -------          -------        -------           -------

OTHER INCOME (EXPENSE):
 Interest income                427              805            958             1,769
 Interest expense               (13)             (17)           (29)              (45)
 Other income                    78               79            155               166
                            -------          -------        -------           -------

OTHER INCOME, Net               492              867          1,084             1,890
                            -------          -------        -------           -------

INCOME (LOSS) BEFORE
INCOME TAXES                 (2,634)             105         (4,360)              410

INCOME TAXES                   (899)              42         (1,486)              164
                            -------          -------        -------           -------

NET INCOME (LOSS)         $  (1,735)       $      63      $  (2,874)      $       246
                            =======          =======        =======           =======
BASIC EARNINGS (LOSS)
PER SHARE                 $    (.02)       $     .00      $    (.03)      $       .00
                            =======          =======        =======           =======


DILUTED EARNINGS (LOSS)
PER SHARE                 $    (.02)       $     .00      $    (.03)      $       .00
                            =======          =======        =======           =======

BASIC SHARES OUTSTANDING    110,720          108,103        110,131           108,063
                            =======          =======        =======           =======
DILUTED SHARES
OUTSTANDING                 110,720          112,478         110,131          112,490
                            =======          =======        ========          =======


OPTICAL COMMUNICATION PRODUCTS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(In thousands)


                                                                Six Months Ended March 31,
                                                                --------------------------
                                                                    2003            2002
------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Operating Activities:

Net income (loss)                                               $     (2,874)   $      246


Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation  and amortization                                    3,343         2,225
     Tax benefit from exercise of non-qualified stock
      options                                                            621
     Stock option compensation expense for non employee                   44

     Changes in operating assets and liabilities--net of effects of business acquisitions:

       Accounts receivable, net                                        (1,957)       3,590
       Income taxes receivable                                         (1,414)
       Inventories                                                      1,791        3,568
       Prepaid expense and other current assets                          (894)         300
       Accounts payable                                                   348         (475)
       Accounts payable to related parties                              1,425         (765)
       Accrued bonus                                                     (507)        (437)
       Other accrued expenses                                             532          788
       Income taxes payable                                               (40)        (322)
       Other long term liabilities                                         50            .
                                                                      -------     --------
Net cash provided by operating activities                                 468        8,718
                                                                      -------     --------
Investing Activities:

Purchase of marketable securities                                     (35,908)     (30,987)
Maturities of marketable securities                                    30,000       30,000
Purchase of property, plant and equipment                                (564)      (1,115)
Cash paid for acquisitions                                            (10.005)           -
                                                                      -------     --------
Net used in investing activities                                      (16,477)      (2,102)

Financing Activities:

Principal payments on long-term debt                                     (235)        (236)
Issuance of common stock                                                   32           76
                                                                            -            -
Net cash used in financing activities                                    (203)        (160)
                                                                      -------     --------

Increase (decrease) in cash and cash equivalents                      (16,212)       6,456
Cash and cash equivalents, beginning of year                           85,426       62,529
                                                                      -------     --------
Cash and cash equivalents end of period                         $      69,214   $   68,985
                                                                      -------     --------
Supplemental disclosures of cash flow information:
Cash paid during period for:
       Interest                                                 $          30   $       45
       Income taxes                                             $          40   $      403


NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 2003 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2002. The results of operations for the periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. The Company's operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 59.6% of the Company's common stock at March 31, 2003, which accounts for 93.6% of the combined voting power of all of our outstanding stock.


2.   INVENTORIES

     Inventories consist of the following:



                                                 March 31,         September 30,
                                                 -------------------------------
                                                   2003                 2002
                                                (Unaudited)
                                                           (in thousands)
--------------------------------------------------------------------------------

     Raw materials                               $    2,531          $     6,217
     Work-in-process                                  2,991                  486
     Finished goods                                     402                  712
                                                 ----------          -----------
     Total inventories                           $    5,924          $     7,415
                                                 ==========          ===========

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:


                                                        March 31,         September 30,
                                                        -------------------------------
                                                          2003               2002
                                                       (Unaudited)
                                                                  (in thousands)         Useful Lives
-----------------------------------------------------------------------------------------------------

     Land                                               $    8,074           $   8,074
     Buildings and improvements                             16,227              16,227    39 years
     Machinery and equipment                                18,747              10,647     5 years
     Computer hardware and software                            776                 716     5 years
     Furniture and fixtures                                    247                 233     3 years
     Leasehold improvements                                     12                   6     9 years
     Construction in progress                                   62
                                                         ---------            --------
                                                            44,145              35,903
     Less accumulated depreciation                           7,504               5,384
                                                         ---------            --------
                                                        $   36,641           $  30,519
                                                         =========            ========


     Machinery and equipment as of March 31, 2003 includes the October 9, 2002 acquisition of certain assets of Cielo Communications, Inc. and the January 31, 2003 acquisition of certain assets of Gore Photonics.


4.   EARNINGS (LOSS) PER SHARE

     The following is a calculation of basic and diluted earnings (loss) per share ("EPS"):


                                       Three Months Ended March 31,     Six Months Ended March 31,
                                       ----------------------------     --------------------------
                                         2003             2002            2003             2002
                                                                (Unaudited)
                                                   (in thousands, except per share data)
--------------------------------------------------------------------------------------------------

BASIC EPS COMPUTATION:
Net income (loss) applicable to
  common stock                        $  (1,735)        $     63        $  (2,874)      $     246
                                       --------          -------         --------         -------
Weighted average common shares
  outstanding                           110,720          108,103          110,131         108,063
                                       --------          -------         --------         -------
Basic earnings (loss) per share       $   (0.02)        $   0.00        $   (0.03)      $    0.00
                                       ========          =======         ========        ========

DILUTED EPS COMPUTATION:

Net income (loss) applicable to
  common stock                        $  (1,735)       $      63       $   (2,874)     $      246
                                       --------          -------         --------         -------
Weighted average common shares
  outstanding                           110,720          108,103          110,131         108,063
Effect of diluted securities
  Common stock options                                     4,375                            4,427
                                       --------          -------         --------         -------

Diluted weighted average shares
  outstanding                           110,720          112,478          110,131         112,490
                                       --------          -------         --------         -------
Diluted earnings (loss) per share     $   (0.02)        $   0.00        $   (0.03)      $    0.00
                                       ========          =======         ========        ========


5.   COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the six months ended March 31, 2003 and 2002 was $229,500 and $41,000, respectively.

     Legal Proceedings

     On April 12, 2002, the Company resolved its patent infringement litigation with Stratos Lightwave, Inc. ("Stratos"). As part of the settlement, the Company entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term. At the end of the five-year term, the Company has the option to renegotiate with Stratos for an extension of the lease. We are not currently involved in any other material legal proceedings.

6.   STOCK- BASED COMPENSATION

     The Company accounts for its employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has a stock-based compensation plan. The Company's operating results do not include a compensation charge related to this plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the operating results and per share amounts if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based compensation, had been applied to stock-based employee compensation:


                                  Three months ended March 31,   Six months ended March 31,
                                  ----------------------------   --------------------------
                                       2003         2002              2003         2002
                                          (in thousands, except per share amounts)

Net income (loss):
  As reported                        $ (1,735)    $     63       $ (2,874)      $    246
  Pro forma                          $ (3,101)    $ (1,274)      $ (5,591)      $ (2,412)

Basic earnings (loss) per share
  As reported                        $ (0.02)     $  0.00        $  (0.03)      $  0.00
  Pro forma                          $ (0.03)     $ (0.01)       $  (0.05)      $ (0.02)

Diluted earnings (loss) per share
  As reported                        $ (0.02)     $  0.00        $  (0.03)      $  0.00
  Pro forma                          $ (0.03)     $ (0.01)       $  (0.05)      $ (0.02)



     During the three and six months ended March 31, 2003, the Company granted 270,000 and 802,004 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed below in this Report under "Risk Factors" and elsewhere in this Report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended September 30, 2002.

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

     The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

     Furukawa beneficially owns all of our outstanding Class B common stock, representing 59.6% of our outstanding shares of common stock and 93.6% of the combined voting power of all of our outstanding common stock as of the quarter ended March 31, 2003. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa using short-term purchase orders.

     We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to fiber optic communication equipment manufacturers or CEMs, directly and through contract manufacturers, who incorporate them into systems they assemble for equipment manufacturers. We define our customers as equipment manufacturers who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 63.7% and 62.7% of our total revenue for the quarters ended March 31, 2003 and 2002, respectively. Cisco Systems, Acterna Corp. ("Acterna") and Alcatel, (including sales to each of their contract manufacturers) accounted for approximately 12.8%, 12.4% and 11.7%, respectively, of our total revenue for the quarter ended March 31, 2003. Alcatel, Nortel and Cisco Systems (including sales to each of their contract manufacturers) accounted for approximately 14.3%, 12.5% 11.0%, respectively, of our total revenue for the quarter ended March 31, 2002. No other customer accounted for more than 10.0% of our total revenue for the quarters ended March 31, 2003 and 2002. For financial reporting purposes, we consider our customers to be the contract manufacturers and CEMs who place purchase orders with us or otherwise purchase our products directly. For the quarters ended March 31, 2003 and 2002, no direct sales customer accounted for more than 10.0% of our total revenue. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

     Since early 2001, the telecommunications sector, and in particular the fiber optic networking sector, has suffered a severe downturn. System providers have scaled back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers' sales declined, they have relied on their excess component inventories to meet reduced demand and have moved to reduce their overall component and module inventory levels. Consequently, the slowdown continues to have a negative impact on our business and our revenue as a result of our customers' declining business and the resulting adjustment to their inventory levels.

     On October 9, 2002, we acquired certain assets of Cielo Communications, Inc., ("Cielo Communications") a research and design company located in Broomfield, Colorado, focused on creating VCSEL technology for fiber optic communication networks for a cash purchase price and other costs of $6.6 million. The purchase price includes the acquisition of capital equipment and intellectual property.

     On January 31, 2003, we acquired the parallel optical module assets and intellectual property from Gore Photonics, an industry leader in the research and development of VCSEL parallel optical modules for fiber optic communication networks located in Elkton, Maryland, for a cash purchase price of $3.4 million. The purchase price includes the acquisition of capital equipment and inventory.

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

     Our cost of revenue consists principally of direct labor for production of products, materials, as well as salaries and related expenses for manufacturing personnel and other manufacturing costs.

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

     Sales and marketing expenses consist primarily of personnel costs, commissions paid to sales personnel and independent manufacturers' representatives, marketing and promotion costs. We intend to expand our sales and marketing operations and efforts in order to increase sales and market awareness of our products. In July 2000 we opened sales offices in Bury St. Edmunds, England and Richardson, Texas; in May 2001 we opened a sales office in Ottawa, Canada; in May 2002 we opened a sales office in Santa Clara, California; and in March 2003 we opened a sales office in Nashua, New Hampshire. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

     General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that general and administrative expenses will increase particularly due to the increase in our directors and officers' insurance premiums as a result of market changes for such insurance coverage, and increases in our legal and consulting fees associated with analysis of strategic alternatives, including future market opportunities that have been undertaken by our management and board of directors.

Results of Operations - Comparison of Three Months Ended March 31, 2003 and 2002

     Revenue - Revenue was approximately $9.6 million in the quarters ended March 31, 2003 and 2002. Sales of our products for local area and storage area networks were approximately 11% of revenue for the quarter ended March 31, 2003 compared to approximately 7% of revenue for the quarter ended March 31, 2002. Sales of our products for metropolitan area networks were approximately 81% of revenue for the quarter ended March 31, 2003 compared to approximately 92% of revenue for the quarter ended March 31, 2002. We expect our revenue to continue to be affected by the sluggish economic environment and its impact on the overall market growth in the foreseeable future. In addition, the average selling prices for existing products may decline in response to product introductions by competitors or us, and pressure from significant customers for price concessions. Furthermore, Acterna, one of our significant customers, recently filed for Chapter 11 bankruptcy with respect to itself and its domestic subsidiaries. We do not believe that Acterna's bankruptcy filing will impact its operating subsidiaries in Europe, Latin America and the Asia-Pacific region. If Acterna's bankruptcy filing causes it to reduce its orders to us, it could negatively effect our revenue in future quarters.

     Cost of Revenue - Cost of revenue decreased 10.9% to $6.0 million in the quarter ended March 31, 2003 from $6.7 million in the quarter ended March 31, 2002. Gross margin increased to 37.2% from 29.9% during this period. The increase in gross margin was primarily due to approximately $554,000 of inventory used in production in the quarter ended March 31, 2003 that was previously written down as excess inventory. Additionally, we incurred $45,000 in inventory write downs in the quarter ended March 31, 2003 compared to inventory write downs of $450,000 incurred in the quarter ended March 31, 2002. The decrease in material costs and excess inventory write downs was partially offset by an increase in licensing fees as a result of the licensing agreement with Stratos Lightwave, Inc.

     Research and Development - Research and development expenses increased 273.9% to $4.2 million in the quarter ended March 31, 2003 from $1.1 million in the quarter ended March 31, 2002. This increase was primarily due to an increase in salaries and other operating costs associated with the addition of engineering personnel hired in Chatsworth, California and the addition of engineering personnel hired in conjunction with our October 9, 2002 acquisition of certain assets of Cielo Communications, a research and design company located in Broomfield, Colorado and our January 31, 2003 acquisition of certain assets of Gore Photonics, a research and development company in Elkton, Maryland. We expect research and development expenses to increase in absolute dollars as we continue to expand our research and development efforts.

     Sales and Marketing - Sales and marketing expenses decreased 3.8% to $1.10 million in the quarter ended March 31, 2003 from $1.15 million in the quarter ended March 31, 2002. The decrease was primarily due to a decrease of $367,000 in licensing fees associated with the initial expense for the license agreement entered into with Stratos Lightwave, Inc. in March 2002, which was included in cost of revenue for the six months ended March 31, 2003. This decrease was partially offset by an increase in salaries and benefits from the addition of sales and marketing personnel hired since March 31, 2002. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

     General and Administrative - General and administrative expenses were $1.4 million in the quarters ended March 31, 2003 and 2002. Legal and consulting fees decreased by $134,000 due to a decrease in legal fees associated with the Stratos Lightwave, Inc. patent infringement litigation and a decrease of $150,000 in bad debt expense due to a decrease in delinquent accounts. These decreases were primarily offset by an increase in insurance expense related to an increase in directors' and officers' insurance premiums and an increase in salaries and benefits related to the addition of personnel hired.

     Other Income, net - Other income, net decreased 43.3% to $492,000 in the quarter ended March 31, 2003 from $867,000 in the quarter ended March 31, 2002. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

     Income Taxes - The income tax benefit was $899,000 for the quarter ended March 31, 2003, based on an effective tax rate of 34.1%, compared to a provision for income taxes of $42,000 in the quarter ended March 31, 2002, based on an effective tax rate of 40.0%. The effective tax rate for the quarter ended March 31, 2003 reflects only a federal income tax benefit, as state tax regulations do not allow us to carry back our March 31, 2003 loss against prior years income.


Results of Operations - Comparison of Six Months Ended March 31, 2003 and 2002

     Revenue - Revenue increased 2.7% to $19.0 million in the six months ended March 31, 2003 from $18.5 million in the six months ended March 31, 2002. Sales of our products for local area and storage area networks were approximately 13% of revenue for the six months ended March 31, 2003 compared to approximately 8% of revenue for the six months ended March 31, 2002. Sales of our products for metropolitan area networks were approximately 80% of revenue for the six months ended March 31, 2003 compared to approximately 90% of revenue for the six months ended March 31, 2002. We expect that our year-to-year revenue will continue to be affected by the economic downturn. In addition, the selling prices for our existing products may decline in response to new product introductions by our competitors or us, and pressure from our significant customers for price concessions. Also,

Acterna, one of our significant customers, recently filed for Chapter 11 bankruptcy with respect to itself and its domestic subsidiaries. We do not believe that Acterna's bankruptcy filing will impact its operating subsidiaries in Europe, Latin America and the Asia-Pacific region. If Acterna's bankruptcy filing causes it to reduce its orders to us, it could negatively effect our revenue in future quarters.

     Cost of Revenue - Cost of revenue decreased 7.5% to $12.4 million in the six months ended March 31, 2003 from $13.4 million in the six months ended March 31, 2002. Gross margin increased to 34.4% in the six months ended March 31, 2003 from 27.1% in the same period last year. The increase in gross margin was primarily due to approximately $554,000 of inventory used in production in the quarter ended March 31, 2003 that was previously written down, inventory write downs of $495,000 in the six months ended March 31, 2003 compared to inventory write downs of $900,000 in the six months ended March 31, 2002 and a decrease of $356,000 in salaries and benefits. The decrease in salaries and benefits was primarily the result of the April 12, 2002 workforce reduction eliminating 45 jobs, which primarily related to manufacturing. The increase in gross margin was partially offset by an increase in licensing fees as a result of the licensing agreement entered into with Stratos Lightwave, Inc.

     Research and Development - Research and development expenses increased 225.1% to $7.2 million in the six months ended March 31, 2003 from $2.2 million in the six months ended March 31, 2002. This increase was due to an increase in salaries and other operating costs resulting from the addition of engineering personnel hired in Chatsworth, California and the increase in personnel associated with the acquisitions of certain business assets of Cielo Communications and Gore Photonics.

     Sales and Marketing - Sales and marketing expenses increased 9.7% to $2.1 million in the six months ended March 31, 2003 from $1.9 million in the six months ended March 31, 2002. The increase was primarily due to an increase of $476,000 in salaries and benefits from the addition of sales and marketing personnel hired and an increase of $93,000 in commissions paid primarily to independent manufacturers' representatives. This increase was partially offset by a decrease in licensing fees for the license agreement entered into with Stratos Lightwave, Inc., which was included in cost of revenue for the six months ended March 31, 2003.

     General and Administrative - General and administrative expenses increased 11.7% to $2.7 million in the six months ended March 31, 2003 from $2.4 million in the six months ended March 31, 2002. This increase was primarily due to an increase of $335,000 in insurance expense related to an increase in directors' and officers' insurance premiums. This increase was partially offset by a decrease in bad debt expense due to a decrease in delinquent accounts.

     Other Income, net - Other income, net decreased 42.6% to $1.1 million in the six months ended March 31, 2003 from $1.9 million in the six months ended March 31, 2002. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

     Income Taxes - The income tax benefit was $1.5 million for the six months ended March 31, 2003, based on an effective tax rate of 34.1%, compared to a provision for income taxes of $164,000 for the six months ended March 31, 2002, based on an effective tax rate of 40.0%.

Liquidity and Capital Resources

     As of March 31, 2003, our primary source of liquidity was our cash and cash equivalents balance of $69.2 million and our marketable securities balance of $70.9 million, which consists primarily of United States treasury notes and bonds. At September 30, 2002, we had $85.4 million in cash and cash equivalents balance and $65.8 million in marketable securities. Our cash and cash equivalents balance and marketable securities balance decreased during the three months ended March 31, 2003 primarily due to the $6.6 million cash purchase price and direct costs associated with the acquisition of certain assets of

Cielo Communications and the $3.4 million cash purchase price associated with the acquisition of certain assets of Gore Photonics.

     Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of March 31, 2003, our working capital was $157.6 million with a current ratio of 22:1 compared to our working capital of $167.9 million with a current ratio of 30:1 as of September 30, 2002. Our working capital decreased during the six months ended March 31, 2003 primarily due to the $10.0 million cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications and Gore Photonics. The purchase prices for Cielo Communications and Gore Photonics include the acquisition of inventory, capital equipment and intellectual property. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and cash equivalents, marketable securities and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

     As of March 31, 2003, we had a $1.1 million balance outstanding under our term loan. The term loan bears interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California.

     The term loan contains customary covenants, including covenants limiting indebtedness and the disposition of assets. To secure our payment and performance obligations under the term loan we have pledged all of our assets as collateral. The term loan also requires that we comply with financial covenants, which require us to maintain our tangible net worth, cash position and revenue at specified levels. Our need to comply with these covenants does not materially affect the operation of our business.

     During the six months ended March 31, 2003, cash provided by operations was $468,000 compared to cash provided by operations of $8.7 million in the six months ended March 31, 2002. The cash provided by operating activities during the six months ended March 31, 2003 was the result of a decrease in inventories and increases in accounts payable and accounts payable to related parties. These were partially offset by increases in accounts receivable, income taxes receivable and prepaid expense. The cash generated from operating activities during the six months ended March 31, 2002 was the result of a decrease in accounts receivable and inventories.

     During the six months ended March 31, 2003, cash used in investing activities was $16.5 million compared to cash used in investing activities of $2.1 million in the six months ended March 31, 2002. The cash used in investing activities during the six months ended March 31, 2003 was due to the $10.0 million cash purchase price and direct costs associated with the October 2002 and January 2003 acquisitions of certain assets of Cielo Communications and Gore Photonics, respectively, and $5.9 million in marketable securities purchases net of maturities. The cash used in investing activities in the six months ended March 31, 2002 was primarily the result of $2.1 million in marketable securities purchases and fixed asset purchases, offset by maturities of marketable securities.

     During the six months ended March 31, 2003 and 2002, cash used in financing activities was $203,000 and $160,000, respectively. The majority of cash used in financing activities was for principal payments on the long-term debt.

     On April 12, 2002, we resolved our patent infringement litigation with Stratos Lightwave, Inc. As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the five-year license term.

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

     Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. The amount of capital that we will need in the future will depend on many factors, including:

o    the market acceptance of our products;
o the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;
o    price discounts on our products to our customers;
o our business, product, capital expenditure and research and development plans and product and technology roadmaps;
o    the levels of inventory and accounts receivable that we maintain;
o    capital improvements to new and existing facilities;
o    technological advances;
o    our competitors' response to our products;
o    our   pursuit  of   strategic   alternatives,   including   future   market
     opportunities; and
o    our relationships with suppliers and customers.

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

RISK FACTORS

     This Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about us and our industry. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. These forward-looking statements involve risks and uncertainties. You should carefully consider the following risks before you decide to buy shares of our Class A common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including those risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report, may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of the money you paid to buy our stock. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our continued success in generating revenue depends on growth in construction of fiber optic MAN, LAN, and SAN.

     Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 80% and 90% of our revenue for the six months ended March 31, 2003 and 2002, respectively.

     The continuing downturn in our industry have caused communications service providers to reduce their capital spending on fiber optic equipment and delayed the deployment of new and build-out of existing fiber optic networks. As the result of currently unfavorable economic and market conditions, (a) our revenue may continue to decline, (b) we are unable to predict future revenue accurately, and (c) we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

o uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers and, ultimately we, depend for revenue;
o the telecommunications carriers' current limited access to the capital required for expansion;
o    lower near term revenue visibility; and
o    general market and economic uncertainty.

     Based on these and other factors, many of our major customers have reduced orders for our products and have expressed uncertainty as to their future requirements. As a result, our revenue in future periods may continue to decline. In addition, our ability to meet financial expectations for future periods may be harmed.

We derive a significant portion of our total revenue from a few significant customers, and our total revenue may decline significantly if any of these customers cancels, reduces or delays purchases of our products or extracts price concessions from us. One of our significant customers recently filed for Chapter 11 bankruptcy, which could affect sales of our products to this customer.

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

     We do not have long-term sales contracts with our customers. Instead, sales to our customers are made on the basis of individual purchase orders that our customers may cancel or defer on short notice without significant penalty. In the past, some of our major customers canceled, delayed or significantly accelerated orders in response to changes in the manufacturing schedules for their systems, and they are likely to do so in the future. In addition, Acterna, which, including sales to its contract manufacturers,' accounted for approximately 12.4% of our sales in the quarter ended March 31, 2003, filed for Chapter 11 bankruptcy on May 6, 2003. This could cause Acterna to reduce its future orders from us. The reduction, cancellation or delay of individual customer purchase orders would cause our revenue to decline. Moreover, these uncertainties complicate our ability to accurately plan our manufacturing schedule. Additionally, if any of our customers cancel or defer orders, our operating expenses may increase as a percentage of revenue.

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

     We purchase several key components that we incorporate into our products from a limited number of suppliers. We also purchase the majority of our lasers from Furukawa. We do not have long-term supply contracts with any of our key suppliers. Our dependence on a small number of suppliers and our lack of long-term supply contracts exposes us to several risks, including our potential inability to obtain an adequate supply of quality components, price increases and late deliveries. We have experienced shortages and delays in obtaining key components in the past and expect to experience shortages and delays in the future.

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

     Our historical quarterly operating results have varied significantly, and our future quarterly operating results are likely to continue to vary significantly from period to period. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. Some of the factors that could cause our operating results to vary include:

     o fluctuations in demand for, and sales of, our products, which is dependent on the implementation of fiber optic networks;
     o    the  timing of  customer  orders,  particularly  from our  significant customers;
     o competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors, the entry of new competitors into the fiber optic subsystems and modules market and pricing pressures;
     o    our ability to control expenses;
     o    the mix of our products sold; and
     o    economic   conditions  specific  to  the  communications  and  related industries.

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

     In addition, existing and potential customers, especially in Japan, China and other international markets, may also become competitors. These customers have the internal capabilities to integrate their operations by producing their own optical subsystems and modules or by acquiring our competitors or the rights to produce competitive products or technologies, which may allow them to reduce their purchases or cease purchasing from us.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights in the networking technologies industry. Many companies aggressively use their patent portfolios to bring infringement claims against competitors. As a result, we may be a party to litigation or be involved in disputes over our alleged infringement of others' intellectual property in the future. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and prevent us from making or selling some of our products. These lawsuits, regardless of their merit, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

     o stop selling, incorporating or using our products that use the infringed intellectual property;

     o obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, if at all; or
     o redesign the products to not use the infringed intellectual property, which may not be technically or commercially feasible.

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

Terrorist activities and resulting military and other actions and the recent outbreak of severe acute respiratory syndrome ("SARS") could adversely affect our business.

     The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism and recent outbreak of SARS have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. The recent outbreak of SARS, especially in China where we have significant customer and supply relationships, could also disrupt our operations, sales and supply chain or those of our customers, which has made it more difficult to predict and plan for future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism, the heightened security measures in response to such threats and the recent outbreak of SARS have and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats, future attacks or SARS may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the market price for our Class A common stock and on the future price of our Class A common stock.

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

     We design our products for large and complex fiber optic networks, and our products must be compatible with other components of the network system, both current and future. We have experienced in the past, and may continue to experience in the future, defects in our products. Defects in our products or incompatibilities in our products may appear only when deployed in networks for an extended period of time. In addition, our products may fail to meet our customers' design specifications, or our customers may change their design specifications after the production of our product. A failure to meet our customers' design specification often results in a loss of the sale due to the length of time required to redesign the product. We may also experience defects in third party components that we incorporate into our products. We have experienced the following due to our inability to detect or fix errors in the past:

     o increased costs associated with the replacement of defective products, redesign of products to meet customer design specification and/or refund of the purchase price;
     o    diversion of development resources; and
     o    increased service and warranty costs.

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

     Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 38.9% and 21.5% of our revenue for the six months ended March 31, 2003 and 2002, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. We intend to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

     In  addition,   international   operations  are  subject  to  other  risks,
including:

     o greater difficulty in accounts receivable collection and longer collection periods;
     o difficulties and costs of staffing and managing foreign operations with personnel who have expertise in fiber optic technology;
     o unexpected changes in regulatory or certification requirements for optical networks; and
     o    political or economic instability.

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

     We expect to review opportunities to buy other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets or which may otherwise offer growth opportunities. Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have little experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

     o    problems  assimilating  the  purchased  operations,   technologies  or
          products;
     o    unanticipated costs associated with the acquisition;
     o    diversion of management's attention from our core business;
     o adverse effects on existing business relationships with suppliers and customers;
     o risks associated with entering markets in which we have no or limited prior experience; and
     o    potential loss of key employees of purchased organizations.

     On October 9, 2002 and January 31, 2003, we acquired certain assets of Cielo Communications and Gore Photonics, respectively. We may encounter problems integrating the acquired operations, technologies or products into our own and could lose the services of certain key employees associated with the acquired assets.


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

     The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of securities on the Nasdaq National Market. The current requirements affecting us include maintaining a minimum bid price per share of $1. Our bid price has been below $1 in the past. If the bid price of our Class A common stock drops below $1 per share and remains at that level for more than 30 consecutive trading days, we will be in violation of Nasdaq's listing standards. If within 180 calendar days thereafter, our Class A common stock does not have a minimum bid price of $1 per share for at least 10 consecutive trading days, Nasdaq will commence proceedings to delist our Class A common stock from the Nasdaq National Market. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our Class A common stock.

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

     Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of March 31, 2003 represented 59.6% of our outstanding shares of common stock and 93.6% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

     o    a change of control, including a merger;
     o    our acquisition or disposition of assets;
     o    our future issuances of common stock or other securities;
     o    our incurrence of debt; and
     o    our payment of dividends on our common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are currently exposed to interest rate risk on our existing term loan and revolving credit facility and on our investment portfolio. Our variable rate debt consists of term loan borrowing of $1.1 million. To date we have not utilized our floating rate debt under the revolving credit facility. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $69.2 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $70.9 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

     As of March 31, 2003, our investment in marketable securities had a weighted-average time to maturity of approximately 206 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than six months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities range from three months to two years.

     If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $11,000 on our term loan and an annual increase or decrease of interest income of $1.4 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment. Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934)(the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2003 Annual Meeting of Stockholders as further discussed below:

     (a) Our 2003 Annual Meeting of Stockholders was held on February 20, 2003 in Chatsworth, California.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

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



                                       Class A                 Class B
                            Class A     Shares     Class B      Shares      Class B
          Name               Votes     Withheld     Shares     Withheld      Votes     Total Votes
          ----               -----     --------     ------     --------      -----     -----------

Muoi Van Tran              41,362,005   341,032    66,000,000     0        660,000,000   701,362,005
Masato Sakamoto            41,257,412   445,625    66,000,000     0        660,000,000   701,257,412
Kunihiro Matsubara         41,362,005   341,032    66,000,000     0        660,000,000   701,362,005
Naoomi Tachikawa           41,257,412   445,625    66,000,000     0        660,000,000   701,257,412
Stewart D. Personick       41,362,095   340,942    66,000,000     0        660,000,000   701,362,095
Hobart Birmingham          41,482,796   220,241    66,000,000     0        660,000,000   701,482,796
David Warnes               41,482,796   220,241    66,000,000     0        660,000,000   701,482,796


     (ii) To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending September 30, 2003. At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:


                           Class A           Class B             Class B
                            Votes             Shares              Votes           Total Votes
                            -----             ------              -----           -----------
For                       41,572,487         66,000,000        660,000,000        701,572,487
Against                      113,915                  0                  0            116,915
Abstain                       16,635                  0                  0             16,635



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

Exhibit Number      Description
--------------      ------------------------------------------------------------
99.1*               Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Report on Form 8-K filed during the quarter ended March 31, 2003:

     Not applicable.

* Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this quarterly report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OPTICAL COMMUNICATION PRODUCTS, INC.,
                                           a Delaware corporation


Date:   May  13, 2003                       By: /s/ Muoi Van Tran
        -------------                           ---------------------
                                                Name:  Muoi Van Tran
                                                Title: Chairman of the Board,
                                                Chief Executive Officer and
                                                President


Date:   May  13, 2003                       BY: /s/ Susie Nemeti
        -------------                           ---------------------
                                                Name:  Susie Nemeti
                                                Title: Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in   this  quarterly   report  our  conclusions  about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Muoi Van Tran
                                           Muoi Van Tran
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
                                           May 13, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in   this  quarterly  report  our  conclusions  about   the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Susie L. Nemeti
                                            Susie L. Nemeti
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            May 13, 2003

                                  EXHIBIT INDEX



Exhibit Number       Description

99.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




* Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this quarterly report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.