Form 10-Q
period 2003-06-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2003-08-14
CIK 1122668

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       or

                        [ ] TRANSITION REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to _________

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

      The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of August 5, 2003, there were approximately 46,284,300 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.


================================================================================

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2003


                                                                                      PAGE
                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

        Balance Sheets as of June 30, 2003 (unaudited) and September 30, 2002.........     1

        Unaudited Statements of Operations for the Three and Nine Months Ended             2
        June 30, 2003 and 2002........................................................

        Unaudited Statements of Cash Flows for the Nine Months Ended June 30,
        2003 and 2002.................................................................     3

        Unaudited Notes to Financial Statements.......................................     4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.................................................................     8

Item 3. Quantitative and Qualitative Disclosure about Market Risk.....................    26

Item 4. Controls and Procedures.......................................................    26

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings.............................................................    27

Item 6. Exhibits and Reports on Form 8-K..............................................    27

Signature.............................................................................    28

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


OPTICAL COMMUNICATION PRODUCTS, INC.
---------------------------------------------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands)
                                                                          June 30,        September 30,
                                                                            2003               2002
---------------------------------------------------------------------------------------------------------
                                                                        (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $    66,830         $    85,426
  Marketable securities                                                     70,797              65,774
 Accounts receivable less allowance for doubtful accounts:
   $459 at June 30, 2003  and $127 at September 30, 2002                     4,781               3,463
 Income taxes  receivable                                                    4,848               1,008
 Inventories                                                                 6,008               7,415
 Deferred income taxes                                                       6,976               9,156
 Prepaid expenses and other current assets                                   1,751               1,367
                                                                      ------------        ------------
             Total current assets                                          161,991             173,609

PROPERTY, PLANT AND EQUIPMENT, Net                                          36,334              30,519
OTHER LONG-TERM ASSETS                                                       2,460                 933
                                                                      ------------        ------------

TOTAL                                                                  $   200,785         $   205,061
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                    $       471         $       471
  Accounts payable                                                             742                 623
  Accounts payable to related parties                                        1,822                  30
  Accrued bonus                                                              3,178               2,302
  Other accrued expenses                                                     2,467               2,200
  Income taxes payable                                                                             118
                                                                      ------------        ------------
              Total current liabilities                                      8,680               5,744

LONG-TERM DEBT                                                               1,000               1,353
OTHER LONG-TERM LIABILITIES                                                    600                 750
DEFERRED INCOME TAXES                                                                               18
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A - common stock, $.001 par value; 200,000,000 shares authorized, 47,644,864 and 43,035,110 shares issued
    at June 30, 2003 and September 30, 2002, respectively                       48                  43
  Class B - common stock $.001 par value; 66,000,000 shares authorized,
    66,000,000 shares issued and outstanding at June 30, 2003 and
    September 30, 2002                                                          66                  66
  Treasury Stock - cost of 1,366,579 shares at June 30, 2003                (1,312)
  Additional paid-in capital                                               133,124             131,350
  Retained earnings                                                         58,579              65,737
                                                                      ------------        ------------
          Total stockholders' equity                                       190,505             197,196
                                                                      ------------        ------------

TOTAL                                                                  $   200,785         $   205,061
                                                                      ============        ============


OPTICAL COMMUNICATION PRODUCTS, INC.
---------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                    Three Months Ended June 30,          Nine Months Ended June 30,
                               -------------------------------------- -----------------------------------
                                       2003             2002               2003               2002
---------------------------------------------------------------------------------------------------------
                                            (Unaudited)                      (Unaudited)

REVENUE                              $   9,481       $   9,837           $  28,449          $  28,298
COST OF REVENUE                          6,120           7,145              18,564             20,594
                                     ---------       ---------           ---------          ---------

GROSS PROFIT                             3,361           2,692               9,885              7,704
                                     ---------       ---------           ---------          ---------

EXPENSES:
        Research and development         4,489           1,424              11,732              3,652
        Selling and marketing            1,270           1,024               3,332              2,904
        General and administrative       1,512           1,499               4,175              3,883
                                     ---------       ---------           ---------          ---------

Total expenses                           7,271           3,947              19,239             10,439
                                     ---------       ---------           ---------          ---------

LOSS FROM OPERATIONS                    (3,910)         (1,255)             (9,354)            (2,735)
                                     ---------       ---------           ---------          ---------

OTHER INCOME (EXPENSE):
         Interest income                   373             758               1,331              2,527
         Interest expense                  (13)            (20)                (42)               (65)
         Other income                       51              75                 206                241
                                     ---------       ---------           ---------          ---------


OTHER INCOME, Net                          411             813               1,495              2,703
                                     ---------       ---------           ---------          ---------


LOSS BEFORE INCOME TAXES                (3,499)           (442)             (7,859)               (32)


INCOME TAXES                               784            (177)               (701)               (13)
                                     ---------       ---------           ---------          ---------


NET LOSS                             $  (4,283)      $    (265)          $  (7,158)         $     (19)
                                     =========       =========           =========          =========


BASIC LOSS PER SHARE                 $    (.04)      $     .00           $    (.06)         $     .00
                                     =========       =========           =========          =========


DILUTED LOSS PER SHARE               $    (.04)      $     .00           $    (.06)         $     .00
                                     =========       =========           =========          =========


BASIC SHARES OUTSTANDING               111,766         108,460             110,665            108,195
                                     =========       =========           =========          =========

DILUTED SHARES
OUTSTANDING                            111,766         108,460             110,665            108,195
                                     =========       =========           =========          =========



OPTICAL COMMUNICATION PRODUCTS, INC.
---------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                          Nine Months Ended June 30,
                                                                                 ------------------------------------------
                                                                                             2003               2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)

Operating Activities:
Net loss                                                                                   $   (7,158)      $      (19)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation  and amortization                                                               5,268            3,341
   Tax benefit from exercise of non-qualified stock options                                     1,658              398
   Deferred income taxes                                                                        2,162
   Stock option compensation expense for non employee                                              44
   Changes in operating assets and liabilities--net of effects of business acquisitions:
       Accounts receivable, net                                                                (1,318)           5,034
       Income taxes receivable                                                                 (3,840)            (509)
       Inventories                                                                              1,707            6,502
       Prepaid expense and other current assets                                                  (384)             (30)
       Accounts payable                                                                           119             (568)
       Accounts payable to related parties                                                      1,792           (1,171)
       Accrued bonus                                                                              876              472
       Other accrued expenses                                                                     267             (242)
       Income taxes payable                                                                      (118)            (428)
       Other long-term liabilities                                                               (150)               .
                                                                                           ----------       ----------
Net cash provided by operating activities                                                         925           12,780
                                                                                           ----------       ----------

Investing Activities:
Purchase of marketable securities                                                             (51,218)         (46,326)
Maturities of marketable securities                                                            45,000           45,000
Purchase of property, plant and equipment                                                      (1,710)          (2,095)
Cash paid for acquisitions                                                                    (10,005)               .
                                                                                           ----------       ----------
Net cash used in investing activities                                                         (17,933)          (3,421)
                                                                                           ----------       ----------

Financing Activities:
Principal payments on long-term debt                                                             (353)            (354)
Issuance of common stock                                                                           77              148
Purchase of treasury stock                                                                     (1,312)               .
                                                                                           ----------       ----------
Net cash used in financing activities                                                          (1,588)            (206)
                                                                                           ----------       ----------

Increase (decrease) in cash and cash equivalents                                              (18,596)           9,153
Cash and cash equivalents, beginning of year                                                   85,426           62,529
                                                                                           ----------       ----------
Cash and cash equivalents end of period                                                    $   66,830       $   71,682
                                                                                           ----------       ----------

Supplemental disclosures of cash flow information:
Cash paid during period for:
       Interest                                                                            $       42       $       65
       Income taxes                                                                        $      130       $      549

NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 2003 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. The Company's operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 58.8% of the Company's common stock at June 30, 2003, which accounts for 93.4% of the combined voting power of all of our outstanding stock.

         In April 2003, the Financial Accounting Standards Board or ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial condition, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments created or modified after May 31, 2003. The adoption of SFAS No. 150 in the third quarter of fiscal 2003 did not have a material effect on the Company's financial condition, results of operations or liquidity.

2.    ACQUISITIONS

         On October 9, 2002, we acquired certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado, focused on creating VCSEL technology for fiber optic communication networks for a cash purchase price and direct costs of $6.6 million. The purchase price includes the acquisition of capital equipment and intellectual property.

         On January 31, 2003, we acquired parallel optical module assets and intellectual property from Gore Photonics, an industry leader in the research and development of VCSEL parallel optical modules for fiber optic communication networks located in Elkton, Maryland, for a cash purchase price of $3.4 million. The purchase price includes the acquisition of capital equipment and inventory.

         The allocation of the purchase price is based on studies and valuations that are currently being finalized.

3.    INVENTORIES

         Inventories consist of the following:

                                           June 30,            September 30,
                                     -----------------------------------------
                                             2003                   2002
                                          (Unaudited)
                                                     (in thousands)
         ---------------------------------------------------------------------

         Raw materials               $       2,371          $        6,217
         Work-in-process                     3,054                     486
         Finished goods                        583                     712
                                     -------------------    ------------------
         Total inventories           $       6,008          $        7,415
                                     ===================    ==================


4.    DEFERRED INCOME TAXES

      The Company incurred a charge of $2,162,000 in the quarter ended June 30, 2003 to establish a valuation allowance to reduce deferred income tax assets to the amount expected to be realized.

5.    PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                                            June 30,               September 30,
                                                      ---------------------- -- ---------------------
                                                              2003                      2002
                                                           (Unaudited)
                                                                      (in thousands)                       Useful Lives
         -----------------------------------------------------------------------------------------------------------------

         Land                                         $            8,074        $           8,074
         Buildings and improvements                               16,224                   16,227         39 years
         Machinery and equipment                                  18,357                   10,647         5 years
         Computer hardware and software                            1,418                      716         5 years
         Furniture and fixtures                                      368                      233         3 years
         Leasehold improvements                                       12                        6         9 years
         Construction in progress                                    698
                                                      ----------------------    ---------------------
                                                                  45,151                   35,903
         Less accumulated depreciation                             8,817                    5,384
                                                      ----------------------    ---------------------
                                                      $           36,334        $          30,519
                                                      ======================    =====================


6.    EARNINGS (LOSS) PER SHARE

        The following is a calculation of basic and diluted earnings (loss) per share ("EPS"):



                                                 Three Months Ended June 30,          Nine Months Ended June 30,
                                               -------------------------------      ------------------------------------
                                                      2003             2002               2003                2002
                                                                               (Unaudited)
                                                                  (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------

BASIC EPS COMPUTATION:

Net income (loss) applicable to common stock   $        (4,283)   $          (265)   $        (7,158)   $           (19)
                                               ---------------    ---------------    ---------------    ---------------
Weighted average common shares outstanding             111,766            108,460            110,665            108,195
                                               ---------------    ---------------    ---------------    ---------------
Basic earnings (loss) per share                $         (0.04)   $          0.00    $         (0.06)   $          0.00
                                               ===============    ===============    ===============    ===============


DILUTED EPS COMPUTATION:
Net income (loss) applicable to common stock   $        (4,283)   $          (265)   $        (7,158)   $           (19)
                                               ---------------    ---------------    ---------------    ---------------

Weighted average common shares outstanding             111,766            108,460            110,665            108,195
Effect of diluted securities
     Common stock options
                                               ---------------    ---------------    ---------------    ---------------
Diluted weighted average shares outstanding            111,766            108,460            110,665            108,195
                                               ---------------    ---------------    ---------------    ---------------
Diluted earnings (loss) per share              $         (0.04)   $          0.00    $         (0.06)   $          0.00
                                               ===============    ===============    ===============    ===============


7.    COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the nine months ended June 30, 2003 and 2002 was $360,900 and $52,000, respectively.

         Legal Proceedings

         On April 12, 2002, the Company resolved its patent infringement litigation with Stratos Lightwave, Inc. ("Stratos"). As part of the settlement, the Company entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term. At the end of the five-year term, the Company has the option to renegotiate with Stratos for an extension of the license. We are not currently involved in any other material legal proceedings.

8.    STOCK-BASED COMPENSATION

         The Company accounts for its employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has a stock-based compensation plan. The Company's operating results do not include a compensation charge related to this plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the operating results and per share amounts if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to stock-based employee compensation:

                                                                 Three months ended June 30,     Nine months ended June 30,
                                                                 ---------------------------     --------------------------
                                                                       2003            2002            2003             2002
                                                                           (in thousands, except per share amounts)

         Net loss:
           As reported                                             $     (4,283)   $       (265)   $     (7,158)    $        (19)
            Deduct:  Total stock-based employee compensation
            expense determined under fair value based method for
            all awards, net of related tax effects                        1,353           1,349           4,030            3,967
                                                                   ------------    ------------    ------------     ------------
           Pro forma                                               $     (5,636)   $     (1,614)   $    (11,188)    $     (3,986)
                                                                   ============    ============    ============     ============

         Basic loss per share
           As reported                                             $      (0.04)   $       0.00    $      (0.06)    $       0.00
           Pro forma                                               $      (0.05)   $      (0.01)   $      (0.10)    $      (0.04)

         Diluted loss per share
           As reported                                             $      (0.04)   $       0.00    $      (0.06)    $       0.00
           Pro forma                                               $      (0.05)   $      (0.01)   $      (0.10)    $      (0.04)


         The fair value of each option grant estimated on the date of grant used to compute pro forma income per share is estimated using the Black-Scholes option pricing model. The following assumptions were used in completing the model:

                                           Nine months ended June 30,
                                           --------------------------
                                           2003                  2002
                                           ----                  ----

         Dividend yield                        0%                    0%
         Expected volatility                 170%                  157%
         Risk-free rate of return           3.58%                 5.21%
         Expected life (years)                7.2                   7.2


         During the three and nine months ended June 30, 2003, the Company granted 92,500 and 894,504 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The fair market values of the underlying Common Stock on the dates of the grant were $1.48 and $0.95, respectively for the three and nine months ended June 30, 2003.

9.    RELATED PARTY TRANSACTIONS

         On May 1, 2003, the Company purchased in a private sale 829,746 shares of its Class A common stock from Muoi Van Tran, the Company's Chief Executive Officer and President and 536,833 shares of its Class A common stock from Mohammad Ghorbanali, the Company's Chief Operating Officer and Vice President of Technical Operations. In each case, the purchase price was $0.96 per share, representing a 12% discount relative to the closing price of the Company's stock on May 1, 2003, resulting in an aggregate cash payment of approximately $1,312,000.

         During the nine months ended June 30, 2003, the Company paid Furukawa Electric Company $45,000 in development costs. No fees were paid in the nine months ended June 30, 2002.

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

      We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. We have established a valuation allowance to reduce deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. This estimate involves, in part, the implementation of a tax planning strategy that will enable the company to utilize its federal net operating loss.

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

      Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.8% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock as of the quarter ended June 30, 2003. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa using short-term purchase orders.

      We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to original equipment manufacturers or OEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for OEMs and to distributors. We define our customers as OEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 62.9% and 61.4% of our total revenue for the quarters ended June 30, 2003 and 2002, respectively. Cisco Systems Inc., Huawei and Alcatel, (including sales to each of their CMs or distributors) accounted for approximately 13.1%, 11.1% and 10.8%, respectively, of our total revenue for the quarter ended June 30, 2003. Nortel Networks and Cisco Systems Inc. (including sales to each of their CMs or distributors) accounted for approximately 14.0%, and 11.4%, respectively, of our total revenue for the quarter ended June 30, 2002. No other customer accounted for more than 10.0% of our total revenue for the quarters ended June 30, 2003 and 2002.

For financial reporting purposes, we consider our customers to be the OEMs, CMs and distributors who place purchase orders with us directly. For the quarter ended June 30, 2003, Comstar Communications accounted for 11.9% of our total revenue. No other direct sales customer accounted for more than 10.0% of our total revenue for the quarters ended June 30, 2003 and 2002. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

      Since early 2001, the telecommunications sector, and in particular the fiber optic networking sector, has suffered a severe downturn. System providers have scaled back on deployment and have dramatically reduced their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also reduced purchases of components and modules from our competitors and from us. The slowdown continues to have a negative impact on our business and our revenue as a result of our customers' declining business.

      On October 9, 2002, we acquired certain assets of Cielo Communications, Inc., ("Cielo Communications") a research and design company located in Broomfield, Colorado, focused on creating VCSEL technology for fiber optic communication networks for a cash purchase price and direct costs of $6.6 million. The purchase price includes the acquisition of capital equipment and intellectual property.

      On January 31, 2003, we acquired parallel optical module assets and intellectual property from Gore Photonics, an industry leader in the research and development of VCSEL parallel optical modules for fiber optic communication networks located in Elkton, Maryland, for a cash purchase price of $3.4 million. The purchase price includes the acquisition of capital equipment and inventory.

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

      Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we may continue to expand our internal research and development capabilities in the future to develop new products. As a result, we expect that our research and development expenses in absolute dollar amounts will increase in future periods.

      Sales and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, commissions paid to sales personnel and independent manufacturers' representatives, marketing and promotion costs. We intend to expand our sales and marketing operations and efforts in order to increase sales and market awareness of our products. In July 2000 we opened sales offices in Bury St. Edmunds, England and Richardson, Texas; in May 2001 we opened a sales office in Ottawa, Canada; in May 2002 we opened a sales office in Santa Clara, California; and in March 2003 we opened a sales office in Nashua, New Hampshire. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in the future.

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

Results of Operations - Comparison of Three Months Ended June 30, 2003 and 2002

      Revenue - Revenue was approximately $9.5 million and $9.8 million in the quarters ended June 30, 2003 and 2002, respectively. Sales of our products for metropolitan area networks were approximately 81% of revenue for the quarter ended June 30, 2003 compared to approximately 84% of revenue for the quarter ended June 30, 2002. Sales of our products for local area and storage area networks were approximately 13% of revenue for the quarter ended June 30, 2003 compared to approximately 12% of revenue for the quarter ended June 30, 2002. We expect our revenue to continue to be affected by the sluggish economic environment and its impact on the overall market growth in the foreseeable future. In addition, the average selling prices for existing products may decline in response to product introductions by competitors or us, and pressure from significant customers for price concessions. Furthermore, in May 2003, Acterna, one of our significant customers, filed for Chapter 11 bankruptcy with respect to itself and its domestic subsidiaries. We do not believe that Acterna's bankruptcy filing will impact its operating subsidiaries in Europe, Latin America and the Asia-Pacific region. We have experienced lower revenue from Acterna in the quarter ended June 30, 2003 compared to the quarter ended March 31, 2003, however this was primarily offset by an increase in sales to other customers. If

Acterna's bankruptcy filing causes it to continue to reduce its orders to us, it could negatively affect our revenue in future quarters.

      Cost of Revenue - Cost of revenue decreased 14.3% to $6.1 million in the quarter ended June 30, 2003 from $7.1 million in the quarter ended June 30, 2002. Gross margin increased to 35.4% from 27.4% during this period. The increase in gross margin was primarily due to approximately $1.1 million of inventory used in production in the quarter ended June 30, 2003 that was previously written down as excess inventory, which was partially offset by an increase of $272,000 in material costs used in production. Additionally, we incurred no inventory write downs in the quarter ended June 30, 2003 compared to inventory write downs of $450,000 incurred in the quarter ended June 30, 2002. The net decrease in material costs and excess inventory write downs was partially offset by an increase in licensing fees as a result of the licensing agreement with Stratos Lightwave, Inc.

      Research and Development - Research and development expenses increased 215.2% to $4.5 million in the quarter ended June 30, 2003 from $1.4 million in the quarter ended June 30, 2002. This increase was primarily due to an increase in salaries and other operating costs associated with the addition of engineering personnel hired in Chatsworth, California and the addition of engineering personnel hired in conjunction, and other operating costs associated with our October 9, 2002 acquisition of certain assets of Cielo Communications, a research and design company located in Broomfield, Colorado and our January 31, 2003 acquisition of certain assets of Gore Photonics, a research and development company in Elkton, Maryland.

      Sales and Marketing - Sales and marketing expenses increased 24.0% to $1.3 million in the quarter ended June 30, 2003 from $1.0 million in the quarter ended June 30, 2002. This increase was primarily due to an increase in salaries and related expenses associated with the addition of sales and marketing personnel hired since June 30, 2002. The increase was partially offset by a decrease of $117,000 in licensing fees associated with the licensing agreement entered into with Stratos Lightwave, Inc. in March 2002, due to licensing fees being included in cost of revenue for the quarter ended June 30, 2003. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

      General and Administrative - General and administrative expenses were $1.5 million in the quarters ended June 30, 2003 and 2002. Professional services decreased by $375,000 primarily because of a decrease in legal fees associated with the Stratos Lightwave, Inc. patent infringement litigation and a decrease in consulting fees associated with the analysis of strategic alternatives. In addition, bad debt decreased by $100,000 due to a decrease in delinquent accounts. These decreases were primarily offset by an increase of $239,000 in salaries and benefits resulting from the addition of personnel hired and an increase of $170,000 in insurance expense primarily related to an increase in directors' and officers' insurance premiums.

      Other Income, net - Other income, net decreased 49.4% to $411,000 in the quarter ended June 30, 2003 from $813,000 in the quarter ended June 30, 2002. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

      Income Taxes - The income tax provision was $784,000 for the quarter ended June 30, 2003, compared to a benefit for income taxes of $177,000 in the quarter ended June 30, 2002. The income tax provision for the quarter ended June 30, 2003 includes a charge of $2.2 million related to the valuation allowance of certain deferred tax assets.

Results of Operations - Comparison of Nine Months Ended June 30, 2003 and 2002

      Revenue - Revenue increased 0.5% to $28.4 million in the nine months ended June 30, 2003 from $28.3 million in the nine months ended June 30, 2002. Sales of our products for metropolitan area networks were approximately 81% of revenue for the nine months ended June 30, 2003 compared to approximately 88% of revenue for the nine months ended June 30, 2002. Sales of our products for local area and storage area networks were approximately 13% of revenue for the nine months ended June 30, 2003 compared to approximately 9% of revenue for the nine months ended June 30, 2002. We expect that our year-to-year revenue will continue to be affected by the economic downturn. In addition, the selling prices for our existing products may decline in response to new product introductions by our competitors or us, and pressure from our significant customers for price concessions. Also, in May 2003, Acterna, one of our significant customers, filed for Chapter 11 bankruptcy with respect to itself and its domestic subsidiaries. We do not believe that Acterna's bankruptcy filing will impact its operating subsidiaries in Europe, Latin America and the Asia-Pacific region. Although we have experienced lower revenue from Acterna in the quarter ended June 30, 2003 compared to the quarter ended March 31, 2003, this was primarily offset by an increase in sales to other customers. If Acterna's bankruptcy filing causes it to continue to reduce its orders to us, it could negatively affect our revenue in future quarters.

      Cost of Revenue - Cost of revenue decreased 9.9% to $18.6 million in the nine months ended June 30, 2003 from $20.6 million in the nine months ended June 30, 2002. Gross margin increased to 34.7% in the nine months ended June 30, 2003 from 27.2% in the same period last year. The increase in gross margin was primarily due to approximately $2.4 million of inventory used in production in the nine months ended June 30, 2003 that was previously written down as excess inventory, and a decrease of $357,000 in salaries and benefits. The decrease in salaries and benefits was primarily the result of the April 2002 workforce reduction eliminating 45 jobs, which primarily related to manufacturing. The increase in gross margin was partially offset by $1.3 million in inventory write downs in the nine months ended June 30, 2003 compared to inventory write downs of $870,000 in the nine months ended June 30, 2002 and an increase in licensing fees as a result of the licensing agreement entered into with Stratos Lightwave, Inc.

      Research and Development - Research and development expenses increased 221.2% to $11.7 million in the nine months ended June 30, 2003 from $3.7 million in the nine months ended June 30, 2002. This increase was due to an increase in salaries and other operating costs resulting from the addition of engineering personnel hired in Chatsworth, California and the increase in personnel associated with the acquisitions of certain business assets of Cielo Communications and Gore Photonics.

      Sales and Marketing - Sales and marketing expenses increased 14.7% to $3.3 million in the nine months ended June 30, 2003 from $2.9 million in the nine months ended June 30, 2002. The increase was primarily due to an increase of $714,000 in salaries and benefits from the addition of sales and marketing personnel hired and an increase of $128,000 in commissions paid primarily to independent manufacturers' representatives. This increase was partially offset by a decrease in licensing fees for the license agreement entered into with Stratos Lightwave, Inc. due to licensing fees being included in cost of revenue for the nine months ended June 30, 2003.

      General and Administrative - General and administrative expenses increased 7.5% to $4.2 million in the nine months ended June 30, 2003 from $3.9 million in the nine months ended June 30, 2002. This increase was primarily due to an increase of $500,000 in insurance expense primarily related to an increase in directors' and officers' insurance premiums and a $274,000 increase in salary and benefits related to the addition of personnel hired. These increases were partially offset by a decrease of $250,000 in bad debt expense due to a decrease in delinquent accounts and a decrease of $333,000 in legal and consulting fees due to a decrease in legal fees associated with the Stratos Lightwave, Inc. patent infringement litigation and a decrease in consulting fees associated with the analysis of strategic alternatives.

      Other Income, net - Other income, net decreased 44.7% to $1.5 million in the nine months ended June 30, 2003 from $2.7 million in the nine months ended June 30, 2002. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

      Income Taxes - The income tax benefit was $701,000 for the nine months ended June 30, 2003, compared to a income tax benefit of $13,000 for the nine months ended June 30, 2002. The income tax benefit for the nine months ended June 30, 2003 includes a charge of $2.2 million related to the valuation allowance of certain deferred tax assets.

Liquidity and Capital Resources

      As of June 30, 2003, our primary source of liquidity was our cash and cash equivalents balance of $66.8 million and our marketable securities balance of $70.8 million, which consists primarily of United States treasury notes and bonds. At September 30, 2002, we had $85.4 million in cash and cash equivalents balance and $65.8 million in marketable securities. Our cash and cash equivalents balance and marketable securities balance decreased during the nine months ended June 30, 2003 primarily due to the $6.6 million cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications, the $3.4 million cash purchase price associated with the acquisition of certain assets of Gore Photonics, the $1.7 million in property, plant and equipment purchases and the $1.3 million of treasury stock purchased. The purchase prices for Cielo Communications and Gore Photonics include the acquisition of inventory, capital equipment and intellectual property.

      Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through term loans and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of June 30, 2003, our working capital was $153.3 million with a current ratio of 19:1 compared to our working capital of $167.9 million with a current ratio of 30:1 as of September 30, 2002. Our working capital decreased during the nine months ended June 30, 2003 primarily due to the $10.2 million cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications and Gore Photonics in addition to the purchases of property, plant and equipment and treasury stock. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and cash equivalents, marketable securities and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

      As of June 30, 2003, we had a $1.5 million balance outstanding under our term loan. The term loan bears interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our primary corporate and manufacturing facility in Chatsworth, California.

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

      During the nine months ended June 30, 2003, cash provided by operations was $925,000 compared to cash provided by operations of $12.8 million in the nine months ended June 30, 2002. The cash provided by operating activities during the nine months ended June 30, 2003 was the result of a decrease in inventories and increases in accounts payable to related parties. These were partially offset by increases in accounts receivable and income taxes receivable. The cash generated from operating activities during the nine months ended June 30, 2002 was the result of a decrease in accounts receivable and inventories.

      During the nine months ended June 30, 2003, cash used in investing activities was $17.9 million compared to cash used in investing activities of $3.4 million in the nine months ended June 30, 2002.

The cash used in investing activities during the nine months ended June 30, 2003 was due to $10.0 million cash purchase price and direct costs associated with the October 2002 and January 2003 acquisition of certain assets of Cielo Communications and of Gore Photonics, respectively, $6.2 million in marketable securities purchases net of maturities and $1.7 million in property, plant and equipment purchases. The cash used in investing activities in the nine months ended June 30, 2002 was primarily the result of $1.3 million in marketable securities purchases net of maturities and $2.1 million in property, plant and equipment purchases. During the next three months, we expect to make capital expenditures and incur operating costs totaling approximately $2.5 million as a result of moving our headquarters and manufacturing operations to our larger facility in Woodland Hills, California.

      During the nine months ended June 30, 2003 and 2002, cash used in financing activities was $1.6 million and $206,000, respectively. The majority of cash used in financing activities in the nine months ended June 30, 2003 was due to $1.3 million for the purchase of 1,366,579 of Class A common stock as treasury stock and $353,000 for the principal payments on the long-term debt. The majority of cash used in financing activities in the nine months ended June 30, 2002 was for principal payments on the long-term debt.

      On April 12, 2002, we resolved our patent infringement litigation with Stratos Lightwave, Inc. As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the five-year license term.

      We believe that our existing cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We believe we could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

      Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 81% and 88% of our revenue for the nine months ended June 30, 2003 and 2002, respectively.

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

      We do not have long-term sales contracts with our customers. Instead, sales to our customers are made on the basis of individual purchase orders that our customers may cancel or defer on short notice without significant penalty. In the past, some of our major customers canceled, delayed or significantly accelerated orders in response to changes in the manufacturing schedules for their systems, and they are likely to do so in the future. In addition, Acterna, which, including sales to its contract manufacturers, accounted for approximately 12.4% of our sales in the quarter ended March 31, 2003, filed for Chapter 11 bankruptcy on May 6, 2003. This could cause Acterna to reduce its future orders from us. We have already experienced a reduction in orders and revenue from Acterna since the bankruptcy filing. The reduction, cancellation or delay of individual customer purchase orders would cause our revenue to decline. Moreover, these uncertainties complicate our ability to accurately plan our manufacturing schedule. Additionally, if any of our customers cancel or defer orders, our operating expenses may increase as a percentage of revenue.

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

      The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a successful and timely basis. We may continue to increase our budget for research and development of new products and technology. Since these costs are expensed as incurred, we expect a negative impact on our reported net income. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our revenue will decline.

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

      Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 37.8% and 21.9% of our revenue for the nine months ended June 30, 2003 and 2002, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. We intend to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

Disruption of our  operations at our  California  manufacturing  facility  could
require  us  to  lease  alternative   manufacturing   facilities  or  limit  our
manufacturing operations.

      All of our manufacturing operations are currently conducted in our Chatsworth, California headquarters. In August 2003 or shortly thereafter, we intend to relocate our headquarters and all other operations from our current headquarters to our larger facility in Woodland Hills, California. A disruption of our manufacturing operations resulting from this move could delay or limit our manufacturing operations in the near future. In addition, due to the geographic concentration, sustained process abnormalities, human error, government intervention or natural disasters, such as earthquakes, fires or floods, or other causes, could require us to cease or limit our manufacturing operations.

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

      Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of June 30, 2003 represented 58.8% of our outstanding shares of common stock and 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are currently exposed to interest rate risk on our existing term loan and on our investment portfolio. Our variable rate debt consists of term loan borrowing of $1.5 million. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $66.8 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $70.8 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

      As of June 30, 2003, our investment in marketable securities had a weighted-average time to maturity of approximately 200 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities range from three months to two years.

      If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $15,000 on our term loan and an annual increase or decrease of interest income of $1.4 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment. Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.


ITEM 4.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

      (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

Exhibit Number      Description
--------------      ------------------------------------------------------------
31.1                Certification  of Chief  Executive  Officer  pursuant  to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                  (b) Report on Form 8-K filed during the quarter ended June 30,
                      2003:

                      Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OPTICAL COMMUNICATION PRODUCTS, INC.,
                                     a Delaware corporation


Date:    August 14, 2003             By:   /s/ Muoi Van Tran
         ---------------                   ------------------
                                     Name:    Muoi Van Tran
                                     Title:   Chairman of the Board,
                                     Chief Executive Officer and President


Date:    August 14, 2003             BY:   /s/ Susie Nemeti
         ---------------                   ------------------
                                     Name:    Susie Nemeti
                                     Title:   Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number      Description

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.