Form 10-Q/A
period 2003-06-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2003-12-16
CIK 1122668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-Q/A

                                 AMENDMENT No. 1

                     [X]    QUARTERLY REPORT PURSUANT TO
          SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

                                       or

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
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or                                          Identification No.)
Organization)

                               6101 Variel Avenue
                        Woodland Hills, California 91367
                    (Address of principal executive offices,
                               including zip code)

       Registrant's Telephone Number, Including Area Code: (818) 251 7100


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

================================================================================
                                EXPLANATORY NOTE

       This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended June 30, 2003 to include restated condensed financial statements. As discussed in greater detail in Note 9 to the condensed financial statements, the registrant has determined that the technical application of accounting rules require it to record a compensation charge in connection with the repurchase of stock from two of its senior executives. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the registrant has amended and restated in its entirety each item of its Quarterly Report on Form 10-Q which has been affected by the condensed financial statement restatement.

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                          INDEX TO FORM 10-Q/A FOR THE
                    THREE AND NINE MONTHS ENDED JUNE 30, 2003



                                                                                PAGE
                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

          Unaudited Condensed Balance Sheets as of June 30, 2003 (as
          restated) and September 30, 2002 ...................................    1


          Unaudited Condensed Statements of Operations for the Three and Nine
          Months Ended June 30, 2003 (as restated) and 2002...................    2


          Unaudited Condensed Statements of Cash Flows for the Nine Months
          Ended June 30, 2003 (as restated) and 2002..........................    3

          Unaudited Notes to Condensed Financial Statements...................    4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................    9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...........   28

Item 4.   Controls and Procedures.............................................   28

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings...................................................   29

Item 6.   Exhibits and Reports on Form 8-K....................................   29

Signature.....................................................................   30

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS



OPTICAL COMMUNICATION PRODUCTS, INC.
--------------------------------------------------------------------------------------------------------
UNAUDITED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

                                                                         June 30,
                                                                           2003
                                                                      (As Restated - see  September 30,
                                                                            Note 9 )          2002
--------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $   66,830     $   8 5,426

  Marketable securities                                                        70,797          65,774

 Accounts receivable less allowance for doubtful accounts:
   $459 at June 30, 2003  and $127 at September 30, 2002                        4,781           3,463

 Income taxes receivable                                                        4,848           1,008

 Inventories                                                                    6,008           7,415

 Deferred income taxes                                                          6,976           9,156

 Prepaid expenses and other current assets                                      1,751           1,367
                                                                         ------------   -------------
             Total current assets                                             161,991         173,609

PROPERTY, PLANT AND EQUIPMENT, Net                                             36,334          30,519
OTHER LONG-TERM ASSETS                                                          2,460             933
                                                                         ------------   -------------

TOTAL                                                                      $  200,785     $   205,061
                                                                         ============   =============



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                        $      471     $       471

  Accounts payable                                                                742             623

  Accounts payable to related parties                                           1,822              30

  Accrued bonus                                                                 3,178           2,302

  Other accrued expenses                                                        2,467           2,200

  Income taxes payable                                                                            118
                                                                         -------------- ---------------
              Total current liabilities                                         8,680           5,744


LONG-TERM DEBT                                                                  1,000           1,353

OTHER LONG-TERM LIABILITIES                                                       600             750

DEFERRED INCOME TAXES                                                                              18

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:

  Class A - common stock, $.001 par value; 200,000,000 shares authorized, 46,278,285 and 43,035,110 shares outstanding
   at June 30, 2003 and September 30, 2002, respectively                           48              43

  Class B - common stock $.001 par value; 66,000,000 shares authorized,
   66,000,000 shares issued and outstanding at June 30, 2003 and
   September 30, 2002                                                              66              66


  Additional paid-in capital                                                  132,664         131,350

  Retained earnings                                                            57,727          65,737
                                                                         -------------- ---------------
          Total stockholders' equity                                          190,505         197,196
                                                                         -------------- ---------------


TOTAL                                                                      $  200,785     $   205,061
                                                                         ============   =============


See accompanying notes to these condensed financial statements



OPTICAL COMMUNICATION PRODUCTS, INC.
-----------------------------------------------------------------------------------------------------------------
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                            Three Months Ended June 30,             Nine Months Ended June 30,

                                             2003                                    2003
                                      (As Restated - see                      (As Restated - see
                                            Note 9)              2002               Note 9)              2002
-----------------------------------------------------------------------------------------------------------------

REVENUE                                   $   9,481           $   9,837           $  28,449           $  28,298

COST OF REVENUE                               6,120               7,145              18,564              20,594
                                          ---------           ---------           ---------           ----------

GROSS PROFIT                                  3,361               2,692               9,885               7,704
                                          ---------           ---------           ---------           ----------

EXPENSES:
        Research and development              4,489               1,424              11,732               3,652

        Selling and marketing                 1,270               1,024               3,332               2,904

        General and administrative            2,823               1,499               5,486               3,883
                                          ---------           ---------           ---------           ----------

Total expenses                                8,582               3,947              20,550              10,439
                                          ---------           ---------           ---------           ----------

LOSS FROM OPERATIONS                         (5,221)             (1,255)            (10,665)             (2,735)
                                          ---------           ---------           ---------           ----------

OTHER INCOME (EXPENSE):
         Interest income                        373                 758               1,331               2,527
         Interest expense                       (13)                (20)                (42)                (65)
         Other income                            51                  75                 206                 241
                                          ---------           ---------           ---------           ----------

OTHER INCOME, Net                               411                 813               1,495               2,703
                                          ---------           ---------           ---------           ----------

LOSS BEFORE INCOME TAXES
                                             (4,810)               (442)             (9,170)                (32)

INCOME TAXES                                    325                (177)             (1,160)                (13)
                                          ---------           ---------           ---------           ----------

NET LOSS                                  $  (5,135)          $    (265)          $  (8,010)          $     (19)
                                          =========           =========           =========           ==========

BASIC LOSS PER SHARE                      $    (.05)          $     .00           $    (.07)          $     .00
                                          =========           =========           =========           ==========

DILUTED LOSS PER SHARE                    $    (.05)          $     .00           $    (.07)          $     .00
                                          =========           =========           =========           ==========

BASIC SHARES OUTSTANDING                    111,766             108,460             110,665             108,195
                                          =========           =========           =========           ==========

DILUTED SHARES OUTSTANDING                  111,766             108,460             110,665             108,195
                                          =========           =========           =========           ==========

See accompanying notes to these condensed financial statements



OPTICAL COMMUNICATION PRODUCTS, INC.

----------------------------------------------------------------------------------------------------------------------------------

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                                  Nine Months Ended June 30,

                                                                                                  2003
                                                                                              (As Restated - see
                                                                                                    Note 9)              2002
                                                                                              ------------------------------------

Operating Activities:

Net loss                                                                                        $       (8,010)       $       (19)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation  and amortization                                                                      5,268              3,341

     Tax benefit from exercise of  non-qualified stock options                                           1,199                398

     Deferred income taxes                                                                               2,162



     Stock option compensation expense for non employee                                                     44

     Changes in  operating  assets and  liabilities--net  of effects of business acquisitions:

       Accounts receivable, net                                                                         (1,318)             5,034

       Income taxes receivable                                                                          (3,840)              (509)

       Inventories                                                                                       1,707              6,502

       Prepaid expense and other current assets                                                           (384)               (30)

       Accounts payable                                                                                    119               (568)

       Accounts payable to related parties                                                               1,792             (1,171)

       Accrued bonus                                                                                       876                472

       Other accrued expenses                                                                              267               (242)

       Income taxes payable                                                                               (118)              (428)

       Other long-term liabilities                                                                        (150)
                                                                                              ----------------        -----------
Net cash (used in) provided by operating activities                                                       (386)            12,780
                                                                                              ----------------        -----------

Investing Activities:

Purchase of marketable securities                                                                      (51,218)           (46,326)

Maturities of marketable securities                                                                     45,000             45,000

Purchase of property, plant and equipment                                                               (1,710)            (2,095)

Cash paid for acquisitions                                                                             (10,005)
                                                                                              ----------------        -----------
Net cash used in investing activities                                                                  (17,933)            (3,421)
                                                                                              ----------------        -----------



Financing Activities:

Principal payments on long-term debt                                                                      (353)              (354)

Issuance of common stock                                                                                    76                148
                                                                                              ----------------        -----------

Net cash used in financing activities                                                                     (277)              (206)
                                                                                              ----------------        -----------



Increase (decrease) in cash and cash equivalents                                                       (18,596)             9,153

Cash and cash equivalents, beginning of year                                                            85,426             62,529
                                                                                              ----------------        -----------

Cash and cash equivalents end of period                                                               $ 66,830        $    71,682
                                                                                              ----------------        -----------


Supplemental disclosures of cash flow information:
Cash paid during period for:
       Interest                                                                                 $           42        $        65

       Income taxes                                                                             $          130        $       549

See accompanying notes to these condense financial statements

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

        The accompanying unaudited interim condensed financial statements of Optical Communication Products, Inc., a Delaware Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 2003 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. The Company's operations are primarily located in Chatsworth, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 58.8% of the Company's common stock at June 30, 2003, which accounts for 93.4% of the combined voting power of all of the Company's outstanding stock.

        Stock Based Compensation
        The Company accounts for its employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has a stock-based compensation plan. The Company's operating results include compensation expense related to the repurchase of stock from certain executives of the Company. All options granted had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. The following table illustrates the effect on the operating results and per share amounts if the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based
        Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure an amendment of FASB Statement No. 123 had been applied to stock-based employee compensation:



                                                                      Three months ended June 30,       Nine months ended June 30,
                                                                      ---------------------------       --------------------------
                                                                       2003               2002             2003            2002
                                                                               (in thousands, except per share amounts)
       Net loss:

         As reported                                                 $   (5,135)       $    (265)       $   (8,010)     $     (19)

          Add: The stock-based employee compensation cost,
         net of related tax effects, included in the determination
         of net income as reported                                           852                               852

          Deduct: Total stock-based employee compensation
         expense determined under fair value based method for
         all awards, net of related tax effects                          (1,353)          (1,349)           (4,030)        (3,967)
                                                                   ----------------------------------------------------------------
         Pro forma                                                   $   (5,636)       $  (1,614)        $ (11,188)     $  (3,986)
                                                                   ================================================================

       Basic loss per share

         As reported                                                 $    (0.05)       $    0.00        $    (0.07)     $    0.00

         Pro forma                                                   $    (0.05)       $   (0.01)       $    (0.10)     $   (0.04)

       Diluted loss per share

         As reported                                                 $    (0.05)       $    0.00        $    (0.07)     $    0.00

         Pro forma                                                   $    (0.05)       $   (0.01)       $    (0.10)     $   (0.04)


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

        Recent Accounting Pronouncements
        In April 2003, the Financial Accounting Standards Board or ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial condition, results of operations or liquidity.

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

3.   INVENTORIES

        Inventories consist of the following:

                                            June 30,          September 30,
                                        ------------------ - ----------------
                                              2003                 2002
                                                   (in thousands)
        ---------------------------------------------------------------------

        Raw materials                   $          2,371     $        6,217
        Work-in-process                            3,054                486
        Finished goods                               583                712
                                        ------------------   ----------------
        Total inventories               $          6,008      $       7,415
                                        ==================   ================


4.   DEFERRED INCOME TAXES

        The Company incurred a charge of $2,162,000 in the quarter ended June 30, 2003 to establish a valuation allowance to reduce deferred income tax assets to the amount expected to be realized.

5.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:


                                                    June 30,     September 30,
                                               ---------------------------------
                                                     2003             2002
                                                        (in thousands)          Useful Lives
        -------------------------------------------------------------------------------------

        Land                                     $   8,074       $    8,074
        Buildings and improvements                  16,224           16,227      39 years
        Machinery and equipment                     18,357           10,647       5 years
        Computer hardware and software               1,418              716       5 years
        Furniture and fixtures                         368              233       3 years



        Leasehold improvements                          12                6       9 years
        Construction in progress                       698
                                                 ------------    -------------
                                                    45,151           35,903
        Less accumulated depreciation                8,817            5,384
                                                 ------------    -------------
                                                 $  36,334        $  30,519
                                                 ============    =============


6.   EARNINGS (LOSS) PER SHARE

        The following is a calculation of basic and diluted earnings (loss) per share ("EPS"):


                                                    Three Months Ended June 30,   Nine Months Ended June 30,
                                                   ----------------------------- ----------------------------
                                                       2003         2002             2003         2002


                                                               (in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------

BASIC EPS COMPUTATION:
Net loss applicable to common stock                 $  (5,135)   $    (265)        $  (8,010)   $     (19)
                                                    ---------    ---------         ---------    ---------

Weighted average common shares outstanding            111,766      108,460           110,665      108,195
                                                    ---------    ---------         ---------    ---------



Basic loss per share                                $   (0.05)   $    0.00         $   (0.07)   $    0.00
                                                    =========    =========         =========    =========




DILUTED EPS COMPUTATION:
Net loss applicable to common stock                 $  (5,135)   $    (265)        $  (8,010)   $     (19)
                                                    ---------    ---------         ---------    ---------



Weighted average common shares outstanding            111,766      108,460           110,665      108,195

Effect of diluted securities

     Common stock options
                                                    ---------    ---------         ---------    ---------
Diluted weighted average shares outstanding           111,766      108,460           110,665      108,195
                                                    ---------    ---------         ---------    ---------

Diluted loss per share                              $   (0.05)   $    0.00         $   (0.07)   $    0.00
                                                    =========    =========         =========    =========

Potentially dilutive securities excluded, as such
would have been anti-dilutive                           1,705        4,283             2,622        4,581
                                                    =========    =========         =========    =========



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

8.      RELATED PARTY TRANSACTIONS

        On May 1, 2003, the Company purchased in a private sale 829,746 shares of its Class A common stock from Muoi Van Tran, the Company's Chief Executive Officer and President and 536,833 shares of its Class A common stock from Mohammad Ghorbanali, the Company's Chief Operating Officer and Vice President of Technical Operations. In each case, the purchase price was $0.96 per share, representing a 12% discount relative to the closing price of the Company's stock on May 1, 2003, resulting in an aggregate cash payment of approximately $1,312,000. Since the employees had not held the shares of Class A common stock for more than six months, the Company recorded compensation expense associated with these transactions.

        During the nine months ended June 30, 2003, the Company paid Furukawa Electric Company $45,000 in development costs. No fees were paid in the nine months ended June 30, 2002.

9.      RESTATEMENT

        Subsequent to the filing of the Company's Form 10-Q for the quarter ended June 30, 2003 with the Securities and Exchange Commission, the Company determined that it had improperly recorded the repurchase of stock from two officers (see Note 8), who had recently purchased the stock through the exercise of stock options as treasury stock,. The Company determined that the stock repurchased by the Company resulted in a new measurement date and therefore compensation expense of $1,311,000 has been recorded for the net cash paid for the shares less the intrinsic value of the options on the original date of grant, so that the net loss for the quarter ended June 30, 2003 was $852,000 greater than previously reported.

        The restatement affected the Company's previously recorded amounts for general and administrative expense, provision for income taxes, retained earnings, treasury stock and additional paid-in capital. The financial statements as of June 30, 2003 and for the three and nine months ended June 30, 2003 have been restated to properly account for this transaction. A summary of the significant effects of the restatement is as follows (in thousands):

                                                          As Previously
                                      As Restated           Reported
                                     June 30, 2003        June 30, 2003
                                   ----------------- ---------------------

Balance Sheets


  Additional paid-in capital        $     132,664         $     133,124


  Retained earnings                        57,727                58,579


  Treasury Stock                              -                  (1,312)



                                                            As Previously                              As Previously
                                             As Restated      Reported                   As Restated      Reported
                                     ------------------------------------------  -------------------------------------------
                                          Three Months Ended June 30, 2003            Nine Months Ended June 30, 2003
                                     ------------------------------------------  -------------------------------------------
Statement of Operations


  General and administrative            $       2,823         $       1,512         $       5,486         $       4,175


  Operating loss                               (5,221)               (3,910)              (10,665)               (9,354)


  Income taxes                                    325                   784                (1,160)                 (701)


  Net loss                                     (5,135)               (4,283)               (8,010)               (7,158)


  Basic and diluted loss per share              (0.05)                (0.04)                (0.07)                (0.06)

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

The Financial Statements as of June 30, 2003 and for the three and nine month periods ended June 30, 2003 included in this Form 10-Q/A have been restated. For additional information regarding the restatement, please refer to Note 9 of the Financial Statements included in this Form 10-Q/A. The accompanying management's discussion and analysis gives effect to that restatement.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial condition, results of operations or liquidity.

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

      We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. We have established a valuation allowance to reduce deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. This estimate involves, in part, the implementation of a tax planning strategy that will enable the Company to utilize its deferred tax assets established for inventory reserves.

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

      General and administrative expenses consist primarily of salaries, stock compensation and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that general and administrative expenses will decrease primarily due a decrease in stock compensation, partially offset by an increases in our directors and officers' insurance premiums as a result of market changes for such insurance coverage and in our legal and consulting fees associated with analysis of strategic alternatives, including future market opportunities that have been undertaken by our management and board of directors.

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

      General and Administrative - General and administrative expenses increased 88.3% to $2.8 million from $1.5 million in the quarters ended June 30, 2003 and June 30, 2002, respectively. During the third quarter of 2003, the Company purchased stock from two executives. The stock repurchased by the Company had been recently acquired by the executives through the exercise of stock options. The Company has recorded a $1.3 million expense associated with this stock repurchase. In addition to the stock compensation, salaries and benefits increased by $239,000 the result of the addition of personnel hired and insurance expense increased by $170,000 primarily related to an increase in directors' and officers' insurance premiums. These increases were partially offset by a decrease of $375,000 in professional services primarily because of a decrease in legal fees associated with the Stratos Lightwave, Inc. patent infringement litigation and a decrease of $100,000 in bad debt expense due to a decrease in delinquent accounts.

      Other Income, net - Other income, net decreased 49.4% to $411,000 in the quarter ended June 30, 2003 from $813,000 in the quarter ended June 30, 2002. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

      Income Taxes - The income tax provision was $325,000 for the quarter ended June 30, 2003, compared to a benefit for income taxes of $177,000 in the quarter ended June 30, 2002. The income tax provision for the quarter ended June 30, 2003 includes a charge of $2.2 million related to the valuation allowance of certain deferred tax assets.

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

      General and Administrative - General and administrative expenses increased 41.3% to $5.5 million in the nine months ended June 30, 2003 from $3.9 million in the nine months ended June 30, 2002. During the third quarter of 2003, the Company purchased stock from two executives. The stock repurchased by the Company had been recently acquired by the executives through the exercise of stock options. The Company has recorded a $1.3 million expense associated with this stock repurchase. In addition to the stock compensation, the increase was due to an increase of $500,000 in insurance expense primarily related to an increase in directors' and officers' insurance premiums and an increase of $274,000 in salary and benefits related to the addition of personnel hired. These increases were partially offset by a decrease of $250,000 in bad debt expense due to a decrease in delinquent accounts and a decrease of $333,000 in legal and consulting fees due to a decrease in legal fees associated with the Stratos Lightwave, Inc. patent infringement litigation and a decrease in consulting fees associated with the analysis of strategic alternatives.

      Other Income, net - Other income, net decreased 44.7% to $1.5 million in the nine months ended June 30, 2003 from $2.7 million in the nine months ended June 30, 2002. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

      Income Taxes - The income tax benefit was $1.2 million for the nine months ended June 30, 2003, compared to a income tax benefit of $13,000 for the nine months ended June 30, 2002. The income tax benefit for the nine months ended June 30, 2003 includes a charge of $2.2 million related to the valuation allowance of certain deferred tax assets.

Liquidity and Capital Resources

      As of June 30, 2003, our primary source of liquidity was our cash and cash equivalents balance of $66.8 million and our marketable securities balance of $70.8 million, which consists primarily of United States treasury notes and bonds. At September 30, 2002, we had $85.4 million in cash and cash equivalents balance and $65.8 million in marketable securities. The total of our cash and cash equivalents balance and our marketable securities balance decreased during the nine months ended June 30, 2003 primarily due to the $6.6 million cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications, the $3.4 million cash purchase price associated with the acquisition of certain assets of Gore Photonics, the $1.7 million in property, plant and equipment purchases and the $1.3 million of stock compensation paid in cash. The purchase prices for Cielo Communications and Gore Photonics include the acquisition of inventory, capital equipment and intellectual property.

      Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through term loans and through our initial public offering of our

Class A common stock, which we completed on November 3, 2000. As of June 30, 2003, our working capital was $153.3 million with a current ratio of 19:1 compared to our working capital of $167.9 million with a current ratio of 30:1 as of September 30, 2002. Our working capital decreased during the nine months ended June 30, 2003 primarily due to the $10.2 million cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications and Gore Photonics in addition to the purchases of property, plant and equipment. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and cash equivalents, marketable securities and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

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

      During the nine months ended June 30, 2003, cash used in operating activities was $386,000 compared to cash provided by operating activities of $12.8 million in the nine months ended June 30, 2002. The cash used in operating activities during the nine months ended June 30, 2003 was the result of a decrease in inventories and increases in accounts payable to related parties. These were offset by increases in accounts receivable and income taxes receivable. The cash generated from operating activities during the nine months ended June 30, 2002 was the result of a decrease in accounts receivable and inventories.

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

      During the nine months ended June 30, 2003 and 2002, cash used in financing activities was $277,000 and $206,000, respectively. The majority of cash used in financing activities in the nine months ended June 30, 2003 was due to $353,000 of principal payments on long-term debt. The majority of cash used in financing activities in the nine months ended June 30, 2002 was for principal payments on the long-term debt.

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

      Although a significant portion of our sales have historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 37.8% and 21.9% of our revenue for the nine months ended June 30, 2003 and 2002, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. We intend to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:

Exhibit Number  Description
--------------  ----------------------------------------------------------------
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


                                 OPTICAL COMMUNICATION PRODUCTS, INC.,
                                 a Delaware corporation


Date: December 16, 2003                By:    /s/ Muoi Van Tran
                                              ------------------
                                       Name:  Muoi Van Tran
                                       Title: Chairman of the Board,
                                       Chief Executive Officer and President


Date: December 16, 2003                BY:    /s/ Susie Nemeti
                                              ------------------
                                       Name:  Susie Nemeti
                                       Title: Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

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