Form 10-K
period 2003-09-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2003-12-24
CIK 1122668

================================================================================



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

---
 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

                                       OR

---
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

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

       Registrant's Telephone Number, Including Area Code: (818) 251-7100
--------------------------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange
         Title of each class                     on which registered
---------------------------------------    --------------------------------
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

        Indicate by a check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        Indicate by a check mark whether the registrant is an accelerated  filer
(as defined in Exchange Act Rule 12b-2). Yes |_|    No |X|

        As of March 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $17,997,800 (based upon the last closing price for shares of the registrant's common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of December 23, 2003, there were approximately 47,725,460 shares of Class A Common Stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                         Page

PART I......................................................................................1
        ITEM 1.     BUSINESS................................................................1
        ITEM 2.     PROPERTIES.............................................................28
        ITEM 3.     LEGAL PROCEEDINGS......................................................29
        ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................29

PART II....................................................................................30
        ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS............................................30
        ITEM 6.     SELECTED FINANCIAL DATA................................................31
        ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................33
        ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............45
        ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................45
        ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE.............................................................46

PART III...................................................................................47
        ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................47
        ITEM 11.    EXECUTIVE COMPENSATION.................................................47
        ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT AND RELATED
                    STOCKHOLDER MATTERS....................................................47
        ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................47
        ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.................................47

PART IV....................................................................................48
        ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.......48

This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 16 of this Report, and the other documents we file with the Securities and Exchange Commission ("SEC"), including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto. All forward-looking statements attributable to Optical Communication Products are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

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

        The Company was founded in October 1991 with initial funding from The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). We offer a comprehensive line of high performance, cost-effective solutions to our customers supported by volume production capabilities. We believe that our close working relationship with leading fiber optic communication equipment manufacturers allows us to quickly design and build advanced fiber optic subsystems and modules, enabling our customers to focus on their core competencies in designing and building overall systems. Our customers include communication equipment manufacturers, such as Acterna Corporation, Alcatel, Allied Telesyn, Canoga Perkins, CIENA, Cisco Systems, EXFO Protocol, Huawei Technologies, Nortel Networks, and Telrad Telecommunication and Electronic Industries, Ltd. some of whom purchase through contract manufacturers such as Benchmark Electronics, Celestica, Jabil Circuits, Plexus, and Solectron.

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

        The build-out of optical long-haul networks through the adoption of advanced subsystems and modules to increase capacity represents an important step in improving network infrastructure to support increased demand for new services and greater traffic volumes. While optical fiber continues to be deployed, and its transmission capacity is expanded in long-haul networks, fiber optic technologies are increasingly being adopted to support high data rate connections to link end-users to the long-haul networks.

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

        Local area networks connect users within a building or groups of buildings. Storage area networks connect computers and data storage sites within buildings or groups of buildings. These networks were originally developed as copper cable networks using standards such as Ethernet and Fast Ethernet. As performance requirements surpassed the limitations of copper-based deployments, these networks were upgraded to support multimode fiber optic solutions to address the expanding application needs of the end-user. As the data rate and transmission distance requirements of these networks increase further, they are being upgraded with single mode fiber optics technology to support the next-generation of high-speed networking standards, such as Fibre Channel (single, double and quad speed), Gigabit Ethernet, and 10 Gigabit Ethernet.

Market Opportunity

        With increasing volumes of digitally-based data being transmitted across long-haul networking infrastructures, the MAN topology is often viewed as the limiting factor in overall network performance. In addition, LAN and SAN segments are also requiring greater bandwidth and performance capabilities to address data traffic congestion. As a result, network managers have been upgrading their LAN and SAN infrastructures to higher speeds using optical transmission technologies and high-speed networking standards such as Gigabit Ethernet, Fibre Channel (single, double and quad speed) and the recently adopted 10 Gigabit Ethernet protocol.

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

        The market demands on fiber optic communication equipment manufacturers to produce optical networking solutions for the MAN, LAN and SAN markets have given rise to a number of significant technical challenges, including the following:

o Providing solutions which balance performance and cost. The metropolitan market requires optical subsystems and modules that are designed specifically to meet the unique performance and cost requirements of this market.

o Providing long distance operation in MAN applications where interconnection distances can range from a few kilometers (km) up to 120km. Systems that are unable to transmit over long distances require expensive repeaters to boost and regenerate signals, raising the overall cost of the solution to the end-customer.

o Providing wide operating temperature range in metro networks where equipment is located in remote locations with no environmental control. Products that operate from -40 to 85 degrees Celsius are a necessity in this market. This is in contrast to the long-haul network and local area networks where equipment is deployed within temperature controlled buildings.

o   Delivering  products  that  address  the  demand  for  increasingly  smaller
    packages  to  provide  higher  port  density  requires   greater   component
    miniaturization, thermal and EMI engineering design expertise.

o Supporting a wide range of data rates, transmission distance requirements, network standards, optical interfaces and packaging options requires that fiber optic communication equipment manufacturers offer a broad range of products.

o   Producing  increasingly  integrated  products  requires   cross-disciplinary
    expertise in optics, circuit design, packaging, software, microwave and radio frequency engineering.

o Responding to demands for shorter lead times requires manufacturers to design products and scale production rapidly.

o Producing systems to handle increasingly higher data rates in compliance with Federal Communications Commission standards for EMI emissions requires advanced fiber optic subsystem and module design.

o Responding to customer requirements for "customized" standard products requires scalable base-line designs.

Current Industry Environment

        Since early 2001, the telecommunications sector, and in particular the fiber optic networking sector, has suffered a severe downturn. System providers have scaled back on deployment and have dramatically slowed their purchases of systems from equipment manufacturers. As a result, equipment manufacturers have also slowed purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers' sales declined, they have relied on their excess component inventories to meet reduced demand and have moved to reduce their overall component and module inventory levels. Consequently, the slowdown continues to have a negative impact on our business as we face declining sales as the result of our customers' declining business and the resulting adjustment to their inventory levels. See "Business - Risk Factors - Unfavorable current economic and market conditions have resulted in decreased sales and increased difficulty predicting our future operating results." and "- General economic factors could negatively impact our growth plan."

        However, despite the slowdown in the industry, we believe that the future market for optical components remains very promising. We believe that voice, data and Internet traffic will continue to grow in future years with an increasingly large portion of this traffic expected to include the transfer of data intensive applications requiring expanded network capacity and transmission speed, such as fiber to the home initiatives, distance learning, full motion video, multi-channel high quality audio, video conferencing, and movement of large blocks of stored data across networks. We believe that once the industry recovers from its current downturn, service providers and equipment manufacturers will focus on relieving the network congestion and limitations in overall network performance at the MAN, LAN, and SAN levels. Accordingly, we believe that specific sectors in the industry, such as the enterprise segment, will experience particularly strong growth when the industry recovers. However, given our current lack of visibility, we cannot provide any assurance as to the timing or extent of any industry recovery or as to any increase in business or other benefits that we may receive as a result thereof.

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

        We provide our customers with the following key benefits:

o High-performance, high reliability, cost-effective products - Our portfolio of high performance subsystems and modules enables optical networks to operate at high data transmission rates, transmit signals over a variety of distances up to 120km and operate in wide temperature ranges of between -40 to 85 degrees Celsius. Our products are engineered using advanced packaging technologies and feature low levels of radiated EMI. Our products are qualified under requirements established by Telcordia (Bellcore), an engineering and administrative services consortium that establishes industry standards and specifications for the telecommunications, wireless and fiber optic industries. The Telcordia requirements relate to the environmental, electrical and optical testing for fiber optic transmitters and receivers, to ensure that they offer the high reliability required for critical applications. Our products are engineered to meet the specific distance, temperature and other performance requirements of the MAN, LAN, and SAN markets.

o Comprehensive product line - Our comprehensive fiber optic product line provides communication equipment manufacturers with a broad range of solutions for MAN, LAN, and SAN applications. Our subsystems and modules are available with all the common fiber optic interfaces, and are available in a wide variety of thru-hole and pluggable package styles. They support a wide range of data rates, standards, wavelengths and transmission distances.

o Innovative design capabilities - We believe that our expertise in high-speed electronic circuit design and packaging of fiber optic devices, enhanced by our close working relationships with customers, enables us to provide innovative subsystems and modules for the MAN, LAN, and SAN markets. Our engineers work closely with Furukawa and other suppliers to integrate advanced semiconductor lasers and custom fiber optic packaging techniques. We also have expertise in designing the complex transmitter circuitry that converts a digital logic signal into the proper signal for the laser or light emitting diode. We design and manufacture our own fiber optic receiver subassemblies using our proprietary automated processes. As a result of our fiber optic device design expertise and our close customer relationships, we are able to quickly adapt our products to respond to new standards and our customers' requirements for subsystems and modules.

o Reduced time to market - Our subsystems and modules allow communication equipment manufacturers to design and assemble fiber optic interfaces as easily as standard electronic components by eliminating the need for complex setup of individual lasers or receivers. By working closely with our customer design teams, we are able to provide optimized solutions that are cost-effective and meet time to market objectives.

o Scalable manufacturing capabilities - Our broad portfolio of products use modular designs which enable us to rapidly configure and manufacture subsystems and modules to meet each customers specifications and to rapidly scale our production to deliver these products in volume. We can easily customize our products for example by implementing different electrical connections, or pin configurations, voltages and package sizes as requested by our customers, without impairing the functionality of our products.

Products

        We offer a comprehensive line of high-performance fiber optic subsystems and modules, including fiber optic transmitters, receivers, transceivers, parallel optical modules and transponders, primarily for use in MAN, LAN, and SAN. Fiber optic subsystems and modules are pre-assembled components that are used to build network equipment. Our products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks. We believe our products' technical specifications meet or exceed industry standards for fiber optic subsystems and modules.

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

        Our products are engineered with varying levels of integration to suit our customers. The lowest level of integration involves separate transmitter and receiver modules, which provides our customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. Parallel optics and transceivers provide the next level of integration. Parallel optics combines multiple receivers or transmitters in a single package for back plane applications where enhanced density is a requirement. Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface. Transponders provide the highest level of integration by combining the functionality of a transceiver with the addition of multiplexer and demultiplexer circuits in the same package.

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

        DWDM Transmitter - Dense wavelength division multiplexing, or DWDM, transmitters allow the mixing of optical signals using different standards such as SONET/SDH, asynchronous transfer mode, or ATM, and Gigabit Ethernet, by utilizing different wavelengths. Our DWDM transmitters are available in a compact, low-profile 24-pin package along with two supply voltage options. Also, the transmitters are provided with additional functions such as disable inputs, LD degradation alarm, and wavelength deviation alarm signals.

        Transceivers - Optical transceivers are products that contain both a transmitter and a receiver in a single device and serve as high data rate interconnects between network devices, such as routers, switches, servers and storage elements. Our optical transceivers are available in a wide variety of fiber optic interfaces, or form factors, and support a wide range of data rates, wavelengths, modes and transmission distances. Our transceivers support the SONET/SDH, Fast Ethernet, Gigabit Ethernet and Fibre Channel transmission standards.

        CWDM Transceivers - Coarse wavelength division multiplexing, or CWDM, transceivers, allow the mixing of optical signals by utilizing different wavelengths. The CWDM transceivers use lasers with wide channel wavelength spacing, typically 20 nm, which allows the equipment to achieve a lower overall system cost. This lower cost is the result of a lower transmitter cost since no temperature and wavelength control is needed, as well as a lower optical MUX/DMUX cost due to wider tolerance on the wavelength stability and bandwidth.

        Our CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC, SFF and SFP, and provide eight wavelength channels at nominally 1470 nm, 1490 nm, 1510 nm, 1530 nm, 1550 nm, 1570 nm, 1590 nm, and 1610 nm. They are available in a multi-rate format that allows operation at all speeds from 100 Mb/s Ethernet up to 2.5Gb/s. SONET/SDH.

        SFP Transceivers - Small form-factor pluggable, or SFP, transceivers are "hot-pluggable" optical transceivers that can be removed or inserted into the equipment without turning off the power of the system. This feature allows our customers to readily reconfigure their systems without interrupting their network services, thereby, eliminating system downtime during upgrades and maintenance. Our cam latches are color coded to provide the end-user with an easy way to identify module types in an installed system.

        Our SFP transceiver is available in a variety of distances and speeds and uses the popular small form factor LC fiber optic connector interface, allowing fiber optic equipment makers to increase their port density. They are also offered in speeds from 155 Mb/s up to 2.5Gb/s including multimode LED and 850nm VCSEL as well as single mode 1310 and 1550nm lasers. We provide commercial and industrial temperature ranges of many SFP transceiver models.

        Transponders - Our optical transponders combine the functionality of a transceiver with integrated circuits for electronic multiplexing and demultiplexing in the same package. We have provided samples of these products to customers for initial testing. Multiplexers are paired with transmitters and allow the system designer to combine multiple low-speed electronic data streams onto a single optical wavelength, while demultiplexers and receivers reverse this process. The transmitter portion of the transponder accepts sixteen 155 Mb/s (or 622 Mb/s for OC-192) electronic signals, multiplexes  them  together  and  provides at the output a single 2,488 Mb/s (or
9.95 Gb/s for OC-192) optical signal. The receiver portion of the transponder performs the reverse function, namely accepting a single optical signal and providing back sixteen 155 Mb/s (or 622 Mb/s for OC-192) electronic signals. The advantage of this product is the compact overall design that minimizes the equipment size and the low speed electronic interface that simplifies our customers' printed circuit design.

        Parallel Transmitters and Receivers - Parallel transmitters convert an array of electronic digital input signals into an array of optical output signals for transmission over a fiber ribbon cable. Parallel receivers detect optical signals from a fiber ribbon cable and convert them into an array of electronic signals in standard digital/logic format for further signal processing. We offer separate transmitter and receiver modules with 12 channels configuration that operate at 2.7 Gb/s per channel for an aggregate bandwidth of 32.4Gb/s for short reach applications. We have provided samples of these products to customers for initial testing.

Products under development

        Our product development efforts have, and will continue to be, focused on developing new products and technologies to support increased transmission speeds, distances and capacities. We have been developing products to support future generations of fiber optic MAN, LAN, and SAN by utilizing CWDM, DWDM, 850nm VCSEL-based parallel optical modules, the integration of 1310nm VCSELs into optical modules and to address 10 Gb/s transmission standards.

        Multiplexers are integrated circuits that combine signals from many inputs into a single output, and demultiplexers are integrated circuits that accomplish the reverse, or create many outputs from a single input. Wavelength division multiplexing is a technology that allows multiple signals to be sent along the same optical fiber by using different colors of light for each signal. We have expanded efforts in this area to cover SONET/SDH and Gigabit Ethernet applications for multiple operating temperature ranges.

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

        We believe the Cielo Communications' technology will enhance our ability to accelerate the integration of 1300 nm VCSEL sources into multi-channel optical modules. These parallel array optical modules will offer the advantages of high optical port density and low power consumption which are required by the next generation optical networking applications.

        In January 2003 we acquired the parallel optical module assets and intellectual property of Gore Photonics, the fiber optics business unit of W.L. Gore & Associates, Inc., an industry leader in the research and development of VCSEL parallel optical modules for fiber optic communication networks.

        We believe that the Gore Photonics 850nm VCSEL parallel optical module technology will allow us to provide our customers with an enabling building block for the next generation of optical systems. The 850nm optical module technology will allow us to accelerate the introduction of parallel optical modules. These parallel array optical modules offer the advantages of high speed data transfer and low power consumption, which are required for the next generation of interconnecting multiple equipments. We will continue to manufacture Gore's new parallel fiber optic modules including the nLIGHTEN(TM) 2300 product, which conforms to the SNAP-12, one of the industry standard for 12 x 2.7 Gb/s modules.

        We believe that some of our competitors are developing similar products to those that we have under development. While we are currently developing products in all of the areas described above, we may choose to prioritize or redirect our development efforts in response to market demands. Therefore, it is not certain that we will introduce products for all of the categories listed above.

Customers

        We sell our products to communication equipment manufacturers, or CEMs, directly and through contract manufacturers who incorporate them into systems they assemble for CEMs. Contract manufacturers assemble specific products for CEMs. We define our customers as CEMs who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers, such as Benchmark Electronics, Celestica, Jabil Circuits, Plexus, and Solectron. We typically do not enter into long-term contracts with our customers.

        A small number of customers have historically accounted for a significant portion of our total revenue. For the fiscal year ended September 30, 2003, our 10 largest customers accounted for 61.2% of our total revenue, with Cisco Systems, Alcatel, and Huawei (including sales to each of their contract manufacturers) accounting for approximately 12.2%, 11.8%, and 10.0% of our total revenue, respectively. No other customer accounted for more than 10.0% of our revenue during the fiscal year ended September 30, 2003.

        For financial reporting purposes, we consider our customers to be the contract manufacturers and CEMs who place purchase orders with us or otherwise purchase our products directly. Comstar Communications accounted for approximately 11.0% of our total revenue for the fiscal year ended September 30, 2003. No other customer accounted for more than 10.0% of our revenue during the fiscal year ended September 30, 2003. See "Business - Risk Factors - We derive a significant portion of our total revenue from a few significant customers, and our total revenue may decline significantly if any of these customers cancels, reduces or delays purchases of our products or extracts price concessions from us."

Technology

        The development and manufacture of high-performance fiber optic subsystems and modules for MAN, LAN, and SAN require diverse technical skills and expertise. We believe that our understanding of fundamental optical devices, their packaging and high speed circuit design allows us to extend the performance of low cost packaging and technology, which we originally designed for smaller local area networks, to provide the high-performance required for fiber optic MAN, LAN, and SAN. Key elements of our technological capabilities include:

        o Optical device technology - With the purchase of certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado, we have acquired the technology of designing, fabricating and packaging long wave VCSEL devices. We believe that this long wave VSCEL device technology is a key building block for next generation optical modules.

               In addition, we understand the performance requirements for many optical devices for use in fiber optic systems. There is a wide range of optical source and detector technologies available, and these must be optimized for each application.

        o Optical packaging/subassembly design - We work closely with Furukawa and other suppliers to combine advanced semiconductor laser designs and custom optical packaging techniques to produce advanced optical subassemblies. Less than one micron tolerances, or variability in the alignment of components, are required in these laser packages and reliability specifications require us to hold these mechanical tolerances over a wide range of temperatures and the specified life of our products. A micron is one thousandth of a millimeter. We believe these designs and technologies improve the performance of our products as well as enhance yields and reduce material costs. We also design our receiver packages for automated assembly, and we design and manufacture our own optical subassemblies for our receivers. This allows us to provide design flexibility, high-performance, and the ability to manufacture in volume.

        o Links with Furukawa - We have worked closely with Furukawa to develop new optical devices for our products using technology that they have developed. Furukawa supplies us with the majority of the optical devices, such as lasers, needed for some of the optical subassemblies used in our products.

        o Electronic circuit design - We have the expertise to design complex transmitter circuitry that converts a digital logic signal into the proper signal for the laser or light emitting diode. This circuit has compensation and feedback control loops that change the current to maintain constant optical power output. This electronic signal must also be modulated and the waveform of the modulation must be carefully controlled to ensure that the optical output meets the fiber optic communications equipment manufacturer's defined specifications. We also have considerable expertise in designing receivers to minimize the effects of external noise that can significantly affect the performance of a receiver. Our products operate at speeds up to
               2.5 Gb/s and we are working to develop future products to work at 10 Gb/s. At these speeds, microwave and radio frequency design techniques must be used to ensure that the waveforms do not degrade and meet the parameters defined in standards. We believe our technical competencies in these areas enable us to produce fiber optic subsystems and modules with low electromagnetic interference emission levels.

        o Fast product development cycle time - Our products are designed using a building block approach that allows us to combine different subassemblies in different ways to provide a wide range of products. Our integrated subassemblies allow us to quickly adapt our products to respond to new standards and our customers' requirements for special subsystems and modules. This ability, in combination with our market knowledge, allows us to select the commercial opportunities we believe to be the best and provide samples and production volumes in very short time frames.

Manufacturing

        We  assemble,  burn in and test all of our  products in our  facility in
Woodland  Hills,   California.   We  also  conduct  all  of  our   manufacturing
engineering, quality assurance and documentation control at this facility.

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

        We provide quality assurance through internal testing procedures throughout the entire manufacturing process. Our quality control procedures include vendor inspection, incoming material inspection, in-process testing and outgoing inspection. We provide specialized training to assure the competency of our manufacturing personnel.

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

Research and Development

        In fiscal 2001, 2002, and 2003, our research and development expenses were $3.0 million, $5.3 million and $16.2 million, respectively. Although our experienced optics engineers and the modular nature of our products allowed us to enjoy relatively low research and development expenses in the past, we believe our strategic investment into research and development in the recent and future periods will allow us to respond to rapid technological changes, changes in customer requirements and evolving industry standards. During fiscal 2003, we continued our investment in our research and development capabilities through the addition of personnel on our R&D team, including our October 2002 acquisition of certain assets of Cielo Communications, a research and design company focused on creating 1300nm VCSEL technology for fiber optic communication networks and our January 2003 acquisition of the certain assets of Gore Photonics, a research and design company focused on creating 850nm VCSEL parallel optical module technology for fiber optic communication networks.

        We plan to continue to provide resources to develop new product lines and fund development contracts with universities, research institutes and companies. In addition, Furukawa has developed a number of innovative components that we have integrated into our products. We plan to continue to collaborate with Furukawa as we expand our internal research and development capabilities. We expect our future research and development expenses to increase in absolute dollars as we continue to focus our research and development activities on enhancing our existing products, developing new products to meet the evolving needs of our customers within our existing markets and supporting emerging standards that are consistent with our product strategies.

Sales, Marketing and Technical Support

        We sell our products primarily through our worldwide direct sales force supported by independent manufacturers' representatives and distributors. Our direct sales force and field applications engineering team maintains close contact with our customers and provides technical support to our manufacturers' representatives and distributors. We maintain regional sales offices in Northern and Southern California, Texas, New Hampshire, Canada and the United Kingdom. In addition, we have direct sales representatives located on the East Coast of the United States, working from home offices. Our corporate customer service department in Woodland Hills, California provides day-to-day updates on orders and deliveries to our customers world-wide, excluding Europe. We also have a satellite customer service operation in our United Kingdom facility to better address our growing European customer base.

        We have established contractual relationships with manufacturers' representatives and distributors in North America, Europe, Israel, and Asia. Manufacturers' representatives and distributors are third parties who provide commercial and technical support in selling our products to customers. Manufacturers' representatives represent us with customers, but customers place orders directly with us. We pay the manufacturers' representatives a fee for this service. Distributors perform the same function, but differ in that the distributor buys products from us and resells them at a profit to the end customer. We have short-term contracts with our manufacturers' representatives and distributors, which can be cancelled by either party upon 30 days notice. We intend to expand our indirect sales activity by establishing relationships with additional independent manufacturers' representatives and distributors. Please refer to Note 14 to our Notes to Financial Statements for further information about our sales to particular geographic areas.

        We focus our marketing on CEMs in the fiber optic MAN, LAN, and SAN markets. Our intent is to become a market driven supplier that provides cost-effective, value-add solutions to our customer base. Our efforts in the development of an effective branding campaign are to better position our strengths as customer-focused suppliers of a broad product portfolio that addresses optical applications. Key elements of our marketing initiatives are as follows:

    o Expansion of the overall marketing resources to provide more focus on industry segments, to identify and drive new product efforts, to position our company strengths with our customers as well as the technical community, and to introduce new revenue opportunities into the company product portfolio.

    o The development of key marketing relationships at our identified strategic accounts with high-level decision makers to better position us for current and next-generation opportunities during the product development and specification defining phases.

    o The expansion of our applications engineering group to provide our customers with complete pre- and post-sales technical support on our products, including design and troubleshooting assistance. We have added geographically-based field applications engineers to service key regional design centers to support the sales efforts.

    o The implementation of a marketing communications plan to focus efforts on strategic corporate branding and positioning initiatives in advertising, press relations, tradeshow events, web site, speaking engagements, and publication opportunities. The new web site launched in September 2003 includes a part number search engine and provides customers with a comprehensive listing of our broad product portfolio.

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

Backlog

        Backlog consists of orders for shipments with release dates from our customers. As of September 30, 2003 and September 30, 2002, our backlog was approximately $5.3 million and $3.7 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. We do not believe that backlog comparisons on a year to year or quarter to quarter basis are meaningful as our backlog is unpredictable and fluctuates monthly.

Competition

       The MAN, LAN, and SAN markets for optical subsystems and modules for CEM applications are highly competitive and subject to rapidly changing technology. We believe the primary competitive factors impacting our business are as follows:

    o   Breadth of product portfolio
    o   Competitive with market-level pricing
    o   Time to market of new product introductions
    o   Established relationships with key customers
    o   Capability to scale production requirements
    o   Quality and reliability of products
    o   Complete technical documentation for product lines
    o   Financially stable suppliers
    o   Ability to provide technical design support
    o   Scope and responsiveness of service and technical support
    o   Compliance to industry standard specifications
    o   Meeting the customer design phase timelines for product qualification


        We believe that we have established a favorable position in the MAN, LAN, and SAN markets by identifying and focusing on fiber optic subsystems and modules specifically for these segments. We believe that we are focused on these markets with a combination of comprehensive product portfolios, management and design expertise, market understanding and manufacturing capabilities. We compete primarily with Agilent Technologies, ExceLight Communications, Finisar, Infineon Technologies, JDS

Uniphase, MRV Communications, OpNext, Picolight, and Stratos Lightwave. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. In addition, several low-cost Asian competitors are entering into our market segment. We have competitors for all of our current products.

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

Intellectual Property

        Our success and ability to compete is dependent in part on our proprietary technology. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods, to establish and protect our proprietary technologies and processes. However, these measures afford only limited protection of our proprietary technology. Including patent properties acquired from Cielo Communications in October 2002, our patent portfolio now counts more than 30 issued United States patents and more that 40 pending United States patent applications. In addition, there are four pending Canadian patent applications, and three pending PCT international patent applications. There can be no assurance that we will continue to seek the issuance of patents from our pending patent applications filed in the United States and other foreign governmental authorities. Furthermore, there can be no assurance that any of our patent applications will result in the issuance of any patents or that any patents issued will provide competitive advantages for our products or protect us against claims asserting that our products infringe or may infringe the proprietary rights of third parties.

        On April 12, 2002, the Company entered into a five-year license agreement with Stratos Lightwave, Inc. covering Stratos' portfolio of optoelectronic transceiver patents. In addition, we acquired two licenses related to VCSEL technology resulting from our acquisition of certain assets of Cielo Communications. With the exception of these three licenses, we currently do not license to or from any other third parties the technology used in the manufacture of our fiber optic subsystems and modules. In addition, no technology is transferred or licensed in connection with our supply relationship with Furukawa. Accordingly, Furukawa owns the technology relating to the manufacture of its laser and other products we purchase for incorporation into our products and may license or sell this technology to other parties. We own the technology relating to the manufacture of our fiber optic subsystems and modules. We have not transferred to Furukawa any intellectual property rights that would allow it to compete with us in the MAN, LAN, and SAN markets. However, there can be no assurance that Furukawa would not develop in the future internal capabilities to manufacture fiber optic subsystems and modules similar to and competitive with our products.

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

Employees

        As of September 30, 2003, we had 296 full-time employees and no part-time employees. Our employees are not represented by any collective
bargaining   agreements   and  we  have  never   experienced  a  work  stoppage.
Notwithstanding the current economic downturn, we consider our employee relations to be generally good.

Our Relationship with Furukawa

        We were incorporated as a California corporation in October 1991 and we subsequently reincorporated as a Delaware corporation in October 2000 in connection with our initial public offering. In November 1991, a wholly owned subsidiary of The Furukawa Electric Co., Ltd. provided our initial capital investment. Furukawa, a publicly held company incorporated under the laws of Japan, is one of the world's leading manufacturers of electric wire and cable, nonferrous metals and related products. It also provides engineering services, including the installation of power and telecommunications cables, and is a major manufacturer of fiber optic cable. Furukawa's stock is publicly traded on the Tokyo Exchange Nikkei in Japan. Furukawa beneficially owns all of our outstanding Class B common stock, which as of November 30, 2003 represented 58.8% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock.

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

               We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003. We have enjoyed a reliable supply of these critical components from Furukawa in the past. Under this Master Purchase Agreement, we agreed to purchase from Furukawa, and Furukawa agreed to manufacture and sell to us, specific types of lasers which are critical parts in the manufacture of our subsystems and modules. This Agreement continues until September 30, 2004, and renews automatically each year thereafter unless it is terminated upon written notice by either Furukawa or us prior to renewal. Under this Agreement, we must place orders with Furakawa based on both our past three months' usage trends and our material requirements for the following four weeks. Each quarter, we must purchase a minimum number of particular products, which minimums may be reduced only with Furukawa's consent. The pricing for these products are set out in the Agreement, although we have agreed to negotiate with Furukawa on a quarterly basis to determine whether the pricing needs to be revised. Either Furukawa or we may terminate the Agreement upon written notice to the other for material breach, bankruptcy, or force majeure.


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

        Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 84%, 86% and 91% of our revenue for the years ended September 30, 2003, 2002 and 2001, respectively.

        The continuing downturn in our industry have caused communications service providers to reduce their capital spending on fiber optic equipment and delayed the deployment of new and build-out of existing fiber optic networks. As a result, revenue decreased from $144.0 million for the fiscal year ended September 30, 2001 to $37.2 million and $38.9 million for fiscal years ended September 30, 2002 and 2003, respectively.

        As the result of currently uncertain economic and market conditions, (a) our revenue may decline, (b) we are unable to predict future revenue accurately, and (c) we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

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

        Based on these and other factors, many of our major customers have reduced orders for our products and have expressed uncertainty as to their future requirements. As a result, our revenue in future periods may decline. In addition, our ability to meet financial expectations for future periods may be harmed.

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

        We purchase several key components that we incorporate into our products from a limited number of suppliers. We also purchase the majority of lasers from Furukawa under a Master Purchase

Agreement. We do not have long-term supply contracts with any of our other key suppliers and our agreement with Furukawa is only for one year. Our dependence on a small number of suppliers and our lack of longer term supply contracts exposes us to several risks, including our potential inability to obtain an adequate supply of quality components, price increases and late deliveries. We have experienced shortages and delays in obtaining key components in the past and expect to experience shortages and delays in the future.

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

        We have been registered under ISO 9001:1994 in the past and we are undergoing a transition to be registered under ISO 9001:2000. If we are unsuccessful in obtaining timely registration of the ISO 9001:2000 standards, we may lose the sales opportunities with certain customers based on their specific requirements. We are currently certified under ISO 9001:1994.

If we fail to predict our manufacturing requirements accurately, we could incur additional carrying costs and have excess and obsolete inventory or we could experience manufacturing delays, which could cause us to lose orders or customers.

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

        The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Agilent Technologies, ExceLight Communications, Finisar, Infineon Technologies, JDS Uniphase, MRV Communications, OpNext, Picolight, and Stratos Lightwave. We also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our products address. The development of alternative solutions to fiber optic transmission problems by our competitors, particularly systems companies that also manufacture modules, such as Fujitsu, could significantly limit our growth and harm our competitive position.

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

        The period of time between our initial contact with a customer and the receipt of a purchase order from that customer may span to more than a year and varies by product and customer. During this time, customers may perform or require us to perform extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before purchasing our products, including interoperation with other subsystems and components, product performance and reliability. We may incur substantial sales and marketing expenses and expend significant management effort while potential customers are qualifying our products. Even after incurring these costs, we ultimately may not sell any or sell only small amounts of our products to a potential customer. If sales forecasts to specific customers are not realized, our revenue and results of operations may be negatively impacted.

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

        Historically, we have relied primarily on a limited direct sales force, supported by third party manufacturers' representatives and distributors, to sell our products. Our sales strategy focuses primarily on developing and expanding our direct sales force, manufacturers' representatives and distributors. We have incurred and will continue to incur significant costs related to the expansion of our sales operations. If the expansion of our sales operations does not generate adequate additional revenue, our operating margins may decline. To the extent we are unsuccessful in expanding our direct sales force, we will likely be unable to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant manufacturers' representatives or distributors, or if these representatives or distributors are not successful in their sales or marketing efforts, sales of our products may decrease and our competitive position would be harmed. Our representatives or distributors may not market our products effectively or may not continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our domestic and foreign sales and support staff or maintain existing or establish new relationships with manufacturer representatives and distributors would harm our revenue and result in declining margins.

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

        Our success depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Muoi Van Tran, our Chief Executive Officer and President, Susie Nemeti, our Chief Financial Officer and Vice President of Finance and Administration, Mohammad Ghorbanali, our Chief Operating Officer and Vice President of Technical Operations, and Masato Sakamoto, our Executive Vice President of Corporate Development. Competition for employees in our industry is intense. We do not have life insurance policies covering any of our executives. There can be no assurance that we will be successful in retaining such key personnel, or that we will be successful in hiring replacements or additional key personnel. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base would prevent us from executing our growth strategy.

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

        Our properties and business operations are subject to a wide variety of federal, state and local environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances. We may be required to incur substantial costs to comply with current or future legal requirements. In addition, if we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. We believe our properties and business operations are in compliance with applicable environmental laws. We do not anticipate any material capital expenditures for environmental control facilities for the 2004 fiscal year.

We face risks associated with our international operations that could prevent us from marketing and distributing our products internationally.

        Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 39.5%, 24.3% and 17.0% of our revenue for the periods ended
September 30, 2003, 2002 and 2001, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. We intend to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

Disruption of our operations at our Woodland Hills, California manufacturing facility could require us to lease alternative manufacturing facilities or limit our manufacturing operations.

        In August 2003, we relocated our headquarters from Chatsworth, California to Woodland Hills, California. All of our manufacturing operations are conducted in our Woodland Hills, California headquarters. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, such as earthquakes, fires or floods, or other causes, could require us to cease or limit our manufacturing operations. See "Business - Manufacturing" and "Properties."

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


On October 9, 2002, we acquired certain assets of privately-held Cielo Communications, Inc and on January 31, 2003 we acquired certain assets of Gore Photonics, the fiber optics business unit of W.L. Gore & Associates. We may encounter problems integrating the acquired operations, technologies or products into our own and could lose the services of certain key employees associated with these acquired entities.

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

        We have historically relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement. We cannot assure you that Furukawa will renew the Agreement upon its expiration on September 30, 2004 or whether it will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components. We believe that our past business dealings with Furukawa and its subsidiaries and affiliates were on terms that were no less favorable than terms that would be available from third parties for similar transactions. We intend to continue to maintain our relationship with Furukawa and Furukawa can control the outcome of any stockholder votes, as discussed below. The terms of future transactions with Furukawa may or may not be comparable to those that would be available from unaffiliated third parties.

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

        Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of November 30, 2003 represented 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

Our exploration of strategic alternatives may not be successful.

On September 29, 2003, we announced that a special committee of our board of directors is evaluating strategic alternatives. The special committee, which is comprised of our three independent directors, has retained Bear, Stearns & Co. Inc. to advise it in evaluating strategic alternatives, including a special dividend, share repurchase, strategic merger or sale of the Company.

We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative will have on our stock price if accomplished. Uncertainties and risks relating to our exploration of strategic alternatives include:

    o the exploration of strategic alternatives may disrupt operations and distract management, which could have a material adverse effect on our operating results;

    o the process of exploring strategic alternatives may be more time consuming and expensive than we currently anticipate;

    o we may not be able to successfully achieve the benefits of the strategic alternative recommended to us by our financial advisor and our board; and

    o perceived uncertainties as to the future direction of the Company may result in the loss of employees or business partners.


ITEM 2. PROPERTIES

        In August 2003, we relocated our corporate headquarters, manufacturing, research and development and sales operations to a building in Woodland Hills, California with approximately 149,000 square feet. We acquired the building in June 2001 for $18,750,000. The purchase price was paid from our existing cash on-hand. We are occupying an aggregate of approximately 89,000 square feet and are currently leasing an aggregate of 59,550 square feet of this building to two unrelated parties. In addition, we own an approximately 65,000 square foot building in Chatsworth, California which, prior to September 2003, housed our corporate headquarters, manufacturing, research and development and sales operations. This building is currently not occupied. We purchased the property in July 1999 with the proceeds of a $3.3 million term loan that matures in July 2006. The term loan bears interest on amounts outstanding at a per annum rate equal to LIBOR plus 1.80% and is secured by all of our assets. In November 2002, we leased a 21,660 square foot building in Broomfield, Colorado, which serves as a research and design facility. This lease expires in October 2005 and the base rent is approximately $21,700 per month. In December 2003, we leased a 6,800 square foot building in Elkton, Maryland, which will also serve as a research and design facility. This lease expires in November 2006 and the base rent is approximately $5,700 per month In addition, we lease small sales facilities in Nashua, New Hampshire, Richardson, Texas, Santa Clara, California, Ottawa Canada, and Bury St. Edmunds, England. Our leases for the facilities in Ottawa, Canada and Santa Clara, California are on a month-to-month basis. Our leases for the facilities in Nashua, New Hampshire, Richardson, Texas, and Bury St. Edmunds, England expire in February 2005, June 2005, and July 2006, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

        Our Class A common stock has traded on The Nasdaq National Market under the symbol "OCPI". The following table sets forth the range of high and low intra-day sales prices (rounded to the nearest cent) reported on The Nasdaq National Market for our Class A common stock for the periods indicated.

                                                           Price range of
                                                            Common Stock
                                                      -------------------------
                                                         High          Low
                                                      -----------   -----------
Fiscal Year Ended September 30, 2002:
-------------------------------------
  First Quarter...................................        $ 5.18        $ 2.20
  Second Quarter..................................        $ 4.30        $ 1.80
  Third Quarter...................................        $ 2.82        $ 1.03
  Fourth Quarter..................................        $ 1.60        $ 0.75

Fiscal Year Ended September 30, 2003:
-------------------------------------
  First Quarter ..................................        $ 1.22        $ 0.66
  Second Quarter..................................        $ 1.28        $ 0.85
  Third Quarter...................................        $ 2.02        $ 0.86
  Fourth Quarter..................................        $ 2.88        $ 1.70

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

Recent Share Prices

        The following table sets forth the closing sales prices per share of our Class A common stock on The Nasdaq National Market on (i) September 30, 2003 and
(ii) December 23, 2003. Because the market price of our Class A common stock is subject to fluctuation, the market value of the shares of our Class A common stock may increase or decrease.

                                                                Closing
                                                                 Price
                                                              -------------

      September 30, 2003.....................................        $2.36
      December 23, 2003......................................        $3.10


Holders

        As of November 30, 2003 there were 104 record holders of our Class A common stock and 1 record holder of our Class B common stock.

Dividend Policy

        We have not declared or paid any cash dividends on our capital stock since our inception and we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying regular or periodic cash dividends in the foreseeable future. However, on September 29, 2003, we announced that a special committee of our board of directors is evaluating strategic alternatives to enhance shareholder value and liquidity, including a special dividend to our shareholders.


Securities Authorized For Issuance Under Equity Compensation Plans

        The following table summarizes the number of shares issuable under our equity compensation plans, the weighted-average exercise price and the number of shares available for issuance, as of September 30, 2003.

------------------------- ----------------------- ---------------------- -----------------------
Plan Category             Number of securities    Weighted-average       Number of securities
                          to be issued upon       exercise price of      remaining available
                          exercise of             outstanding options,   for future issuance
                          outstanding options,    warrants and rights    under equity
                          warrants and rights                            compensation plans
                                                                         (excluding securities
                                                                         reflected in column
                                                                         (a))
                                   (a)                     (b)                    (c)
------------------------- ----------------------- ---------------------- -----------------------

Equity compensation             4,591,668                 $6.87                6,329,512
plans approved by
security holders
------------------------- ----------------------- ---------------------- -----------------------
Equity compensation             3,301,680                $11.00                        0
plans not approved by
security holders (1)
------------------------- ----------------------- ---------------------- -----------------------
Total                           7,893,348                 $8.60                6,329,512
------------------------- ----------------------- ---------------------- -----------------------

(1) These were shares granted on August 29, 2000 to certain executive officers prior to our initial public offering.

Recent Sales of Unregistered Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected income statement data for the three fiscal years ended September 30, 2003, 2002 and 2001 and the selected balance sheet data as of September 30, 2003 and 2002 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected income statement data for the fiscal years ended September 30, 2000 and 1999 and the selected balance sheet data as of September 30, 2001, 2000 and 1999 are derived from audited financial statements not included in this Form 10-K.



                                                                       Fiscal years ended September 30,
                                                   ---------------------------------------------------------------------------------
Income statement data                                  1999              2000              2001              2002              2003
                                                                     (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

Revenue                                            $ 36,036         $ 101,867         $ 144,012          $ 37,207         $   38,880
Cost of revenue                                      20,860            50,326            94,684            26,375             25,048
                                                   --------         ---------         ---------          --------         ----------
Gross profit                                         15,176            51,541            49,328            10,832             13,832

Operating Expenses:
  Research and development                            1,134             2,527             2,958             5,261             16,246
  Sales and marketing                                 1,364             2,943             3,799             3,717              4,562
  General and administrative                          1,065             3,877             4,553             4,671              7,011
                                                   --------         ---------         ---------          --------         ----------
    Total operating expenses                          3,563             9,347            11,310            13,649             27,819
                                                   --------         ---------         ---------          --------         ----------

Income (loss) from operations                        11,613            42,194            38,018           (2,817)           (13,987)

Other income, net                                       116               305             6,081             3,391              1,834
                                                   --------         ---------         ---------          --------         ----------

Income (loss) before income taxes                    11,729            42,499            44,099               574           (12,153)

Income taxes                                          4,693            17,319            17,655             (265)            (1,952)
                                                   --------         ---------         ---------          --------         ----------
Net income (loss)                                  $  7,036         $  25,180         $  26,444          $    839         $ (10,201)
                                                   ========         =========         =========          ========         ==========

Earnings (loss) per share:
  Basic                                          $     0.26       $      0.91       $      0.26        $     0.01         $   (0.09)
  Diluted                                        $     0.07       $      0.25       $      0.24        $     0.01         $   (0.09)
Shares outstanding:
  Basic                                              27,348            27,547           100,263           108,391            111,074
  Diluted                                           101,132           102,500           111,430           112,578            111,074


                                                                                             September 30,
                                             ---------------------------------------------------------------------------------------
                                                       1999              2000              2001              2002               2003
                                             ---------------------------------------------------------------------------------------
Balance sheet data                                                                          (In thousands)

Cash and cash equivalents                             2,447             3,202            62,529            85,426             64,895
Working capital                                      11,970            34,078           166,416           167,865            145,820
Total assets                                         26,149            50,426           204,268           205,061            200,143
Long-term portion of debt                             2,750             2,296             1,825             1,353                864
Stockholders' equity                                 15,096            40,373           194,713           197,196            188,360

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

    o The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.
    o Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden or significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to write down our inventory and our gross margin could be adversely affected.
    o We use estimates in the determination of the required accrual for warranty costs. This estimate is based upon a detailed examination of past experience and current information. The information available to us may change in the future and may require us to revise this accrual.
    o We have evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. We have established a valuation allowance to reduce deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.
    o We continually reassess our assumptions and judgments and make adjustments when significant facts and circumstances dictate. Historically, actual results have not been materially different than the estimates that are described above.

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

        Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.8% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock as of the fiscal year ended September 30, 2003. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003.

        We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to original equipment manufacturers or OEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for OEMs and to distributors. We define our customers as OEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 61.2% and 57.9% of our total revenue for the fiscal years ended September 30, 2003 and 2002, respectively. Cisco Systems, Alcatel, and Huawei (including sales to each of their contract manufacturers) accounted for approximately 12.2%, 11.8% and 10.0%, respectively, of our total revenue for the fiscal year ended September 30, 2003. Cisco Systems, Alcatel, and Nortel Networks (including sales to each of their contract manufacturers) accounted for approximately 13.8%, 12.6% and 10.0%, respectively, of our total revenue for the fiscal year ended September 30, 2002. No other customer accounted for more than 10.0% of our total revenue for the fiscal years ended September 30, 2003 and 2002.

        For financial reporting purposes, we consider our customers to be the OEMs, CMs and distributors who place purchase orders with us directly. For the fiscal year ended September 30, 2003, Comstar Communications accounted for 11.0% of our total revenue. No other direct sales customer accounted for more than 10.0% of our total revenue for the fiscal years ended September 30, 2003 and 2002. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

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

        General and administrative expenses consist primarily of salaries, stock compensation and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that general and administrative expenses will decrease in the near term primarily due to a decrease in stock compensation. However, we believe that this decrease will be partially offset by an increase in our legal and consulting fees associated with analysis of strategic alternatives, including future market opportunities that have been undertaken by our management and board of directors. As a result, our general and administrative expenses in absolute dollars may increase in future periods.

Results of Operations

The following table sets forth income statement data for the periods indicated as a percentage of revenue:



                                              Fiscal years ended September 30,
    --------------------------------------------------------------------------
                                             2001        2002         2003
    -------------------------------------------------------------------------

    Revenue..............................   100.0%      100.0%       100.0%
    Cost of revenue......................    65.6        70.9         64.4
    Gross Profit.........................    34.4        29.1         35.6
    Operating Expenses:
           Research and development......     2.1        14.1         41.8
           Sales and marketing...........     2.6        10.0         11.8
           General and administrative....     3.2        12.6         18.0
    Total operating expenses.............     7.9        36.7         71.6
    Income (loss) from operations........    26.5        (7.6)       (36.0)
    Other income ........................     4.2         9.1          4.7
    Income (Loss) before income taxes....    30.7         1.5        (31.3)
    Income taxes.........................    12.3        (0.7)        (5.1)
                       Net income (Loss)     18.4%        2.2%       (26.2)%


Fiscal years ended September 30, 2003 and 2002

Revenue - Revenue increased 4.5% to $38.9 million in the fiscal year ended September 30, 2003 from $37.2 million in the fiscal year ended September 30, 2002. Sales of our products for metropolitan area networks were approximately 84% of revenue for the fiscal year ended September 30, 2003 compared to approximately 86% of revenue for the fiscal year ended September 30, 2002. Sales of our products for local area and storage area networks were approximately 13% of revenue for the fiscal year ended September 30, 2003 compared to approximately 10% of revenue for the fiscal year ended September 30, 2002. In addition, the selling prices for our existing products may decline in response to new product introductions by our competitors or us, and pressure from our significant customers for price concessions. Also, in May 2003, Acterna, one of our significant customers, filed for Chapter 11 bankruptcy with respect to itself and its domestic subsidiaries. We do not believe that Acterna's bankruptcy filing will impact its operating subsidiaries in Europe, Latin America and the Asia-Pacific region. We have experienced lower revenue from Acterna in the last six months of the fiscal year ended September 30, 2003 compared to the first six months of the fiscal year. This was primarily offset by an increase in sales to other customers. If Acterna's bankruptcy filing causes it to continue to reduce its orders to us, it could negatively affect our revenue in future quarters.

        Cost of Revenue - Cost of revenue decreased 5.0% to $25.0 million in the fiscal year ended September 30, 2003 from $26.4 million in the fiscal year ended September 30, 2002. Gross margin increased to 35.6% in the fiscal year ended September 30, 2003 from 29.1% in the same period last year. The increase in gross margin was primarily due to a $1.7 million increase of inventory used in production in the fiscal year ended September 30, 2003 that was previously written down as excess inventory compared to the fiscal year ended September 30, 2002, and a $1.6 million decrease in inventory write downs in the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002. These were partially offset by a $644,000 increase in material cost as a result of the increase in revenues, an increase in licensing fees as a result of the licensing agreement entered into with Stratos

Lightwave, Inc being included in cost of revenue in 2003 and higher warranty expense when compared to the prior year.

        Research and Development - Research and development expenses increased 208.8% to $16.2 million in the fiscal year ended September 30, 2003 from $5.3 million in the fiscal year ended September 30, 2002. This increase was due to an increase in salaries and other operating costs resulting from the increase of personnel and operation costs associated with the acquisitions of certain business assets of Cielo Communications and Gore Photonics and the addition of engineering personnel hired in Woodland Hills, California and Bury St. Edmunds, England.

        Sales and Marketing - Sales and marketing expenses increased 22.7% to $4.6 million in the fiscal year ended September 30, 2003 from $3.7 million in the fiscal year ended September 30, 2002. The increase was primarily due to an increase of $1.1 million in salaries and benefits from the addition of sales and marketing personnel hired and an increase of $242,000 in commissions paid to our direct sales force and independent manufacturers' representatives. This increase was partially offset by a decrease in licensing fees for the license agreement entered into with Stratos Lightwave, Inc. due to licensing fees being included in cost of revenue for the fiscal year ended September 30, 2003.

        General and Administrative - General and administrative expenses increased 50.1% to $7.0 million in the fiscal year ended September 30, 2003 from $4.7 million in the fiscal year ended September 30, 2002. During the third quarter of 2003, the Company repurchased stock from two executives. The stock repurchased by the Company had been recently acquired by the executives through the exercise of stock options. The Company has recorded a $1.3 million expense associated with this stock repurchase as stock compensation expense. In addition, the increase was due to an increase of $700,000 in insurance expense primarily related to an increase in directors' and officers' insurance premiums and an increase of $590,000 in salaries and benefits related to the addition of personnel hired. These increases were partially offset by a decrease in legal and consulting fees due to a decrease in legal fees associated with the Stratos Lightwave, Inc. patent infringement litigation and a decrease in consulting fees associated with the analysis of strategic alternatives.

        Other Income, net - Other income, net decreased 45.9% to $1.8 million in the fiscal year ended September 30, 2003 from $3.4 million in the fiscal year ended September 30, 2002. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

        Income Taxes - The income tax benefit was $2.0 million for the fiscal year ended September 30, 2003, based on an effective tax rate of 16.1% compared to a income tax benefit of $265,000 for the fiscal year ended September 30, 2002. The income tax benefit for the fiscal year ended September 30, 2003 includes a charge of $3.5 million related to the valuation allowance of certain deferred tax assets and state net operating loss and credit carry-forwards.

Fiscal years ended September 30, 2002 and 2001

        Revenue - Revenue decreased 74.2% to $37.2 million in the fiscal year ended September 30, 2002 from $144.0 million in the fiscal year ended September 30, 2001. This decrease was primarily due to the generally weaker economy and continued downturn in the telecommunications sector since early 2001, which has caused system providers to scale back on deployment of fiber optic networks and draw down on existing inventory levels. This resulted in a decrease in demand from our customers and equipment manufacturers of their purchases of components and modules that we provide. Sales of our products for MAN decreased to approximately 86% of revenue for the fiscal year ended September 30,

2002 from approximately 91% of revenue for the fiscal year ended September 30, 2001. We expect our revenue to continue to be negatively affected by the economic downturn and its impact on the overall market growth in the foreseeable future. In addition, the average selling prices for existing products may decline in response to product introductions by competitors or us, and pressure from our significant customers for price concessions.

        Cost of Revenue - Cost of revenue decreased 72.1% to $26.4 million in the fiscal year ended September 30, 2002 from $94.7 million in the fiscal year ended September 30, 2001. The decrease in cost of revenue in absolute dollars was primarily due to the decrease in revenue and a $14.9 million decrease in excess inventory write downs. The decrease in excess inventory write downs was primarily due to a decrease in overall inventory levels and an increase in inventory write downs in the fiscal year ended September 30, 2001 as a result of the industry slowdown and its impact on the demand for our products. Gross margin decreased from 34.4% during the fiscal year ended September 30, 2001 to 29.1% during the fiscal year ended September 30, 2002. The decrease in gross margin was primarily due to an increase of 14.3% in salaries and related expenses for indirect manufacturing personnel and 1.8% in direct labor costs as a percentage of revenue, both of which decreased in absolute dollars. The increases in salaries and related expenses for indirect manufacturing personnel as a percentage of revenue were due to a decrease in production and the increase in direct labor costs as a percentage of revenue was due to a decrease in labor efficiency. These increases as a percentage of revenue were partially offset by decreases as a percentage of revenue of 5.2 % in the cost of materials, 4.0% in excess inventory write downs and 1.7% in the warranty provision. The decrease in material cost as a percentage of revenue was due to inventory that was used in production that was previously written down by approximately $1.9 million as excess. The decrease in the warranty provision as a percentage of revenues was due to a decrease in customer returns allowance required as a result of the decrease in revenue.

        Research and Development - Research and development expenses increased 77.9% to $5.3 million in the fiscal year ended September 30, 2002 from $3.0 million in the fiscal year ended September 30, 2001. This increase was primarily due to an increase in salaries and other operating costs resulting from the hiring of additional engineering personnel. Research and development expenses as a percentage of revenue increased to 14.1% from 2.1% over this period because of decreased revenue. We expect research and development expenses to increase significantly in absolute dollars and as a percentage of revenue as we continue to expand our research and development efforts.

        Sales and Marketing - Sales and marketing expenses decreased 2.2% to $3.7 million in the fiscal year ended September 30, 2002 from $3.8 million in the fiscal year ended September 30, 2001. This decrease was primarily due to a decrease of $1.6 million in commissions to independent manufacturers' representatives partially offset by increases of $936,000 in salaries and employee benefits resulting from the hiring of additional sales and marketing personnel. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future as we expand our sales and marketing efforts.

        General and Administrative - General and administrative expenses increased 2.6% to $4.7 million in the fiscal year ended September 30, 2002 from $4.6 million in the fiscal year ended September 30, 2001. This increase was primarily due to a $1.2 million increase in legal expenses and consulting fees related to our patent infringement litigation with Stratos Lightwave, Inc. and consulting services associated with an analysis of strategic alternatives, including future market opportunities, undertaken by our management and board of directors. The increase was also due to a $395,000 increase in insurance expenses related to an increase in directors and officers insurance premiums. These increases were substantially offset by a decrease in bad debt expense as a result of the decrease in revenue and the decrease in past due accounts. We expect the dollar level of legal and consulting fees to increase as we continue to explore and evaluate strategic alternatives and expected increases in our directors' and officers' insurance premiums as a result of market changes for such insurance coverage.

        Income Taxes - The benefit for income taxes was $265,000 in the fiscal year ended September 30, 2002, compared to a provision for income taxes of $17.7 million in the fiscal year ended September 30, 2001. The benefit for income taxes in the fiscal year ended September 30, 2002 was the result of tax benefits associated with our extra-territorial elections.

Supplementary Data - Quarterly Results

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




                                                                    Three-Month Period Ended
                                 -------------------------------------------------------------------------------------------------
                                    Dec. 31,    Mar. 31,    Jun. 30,   Sept. 30,    Dec. 31,     Mar. 31,     Jun. 30,   Sept. 30,
                                        2001        2002        2002        2002        2002         2003         2003        2003
                                                                 (In thousands, except per share data)
                                                                 -------------------------------------
Revenue                             $  8,841    $  9,620    $  9,837    $  8,909    $  9,400    $   9,568    $   9,481    $ 10,431
Cost of revenue                        6,707       6,742       7,145       5,781       6,439        6,005        6,120       6,484
                                    --------    --------    --------    --------    --------    ---------    ---------    --------
Gross profit                           2,134       2,878       2,692       3,128       2,961        3,563        3,361       3,947

Operating Expenses:
  Research and development             1,096       1,132       1,424       1,609       3,011        4,232        4,489       4,514
  Sales and marketing                    733       1,147       1,024         813         959        1,103        1,270       1,230
  General and administrative           1,023       1,361       1,499         788       1,309        1,354        2,823       1,525
                                    --------    --------    --------    --------    --------    ---------    ---------    --------
    Total operating expenses           2,852       3,640       3,947       3,210       5,279        6,689        8,582       7,269

Loss from operations                   (718)       (762)     (1,255)        (82)     (2,318)      (3,126)      (5,221)     (3,322)

Other income                           1,023         867         813         688         592          492          411         339
                                    --------    --------    --------    --------    --------    ---------    ---------    --------
Income (loss) before income taxes        305         105       (442)         606     (1,726)      (2,634)      (4,810)     (2,983)

Income tax provision  (benefit)          122          42       (177)       (252)       (587)        (899)          325       (791)
                                    --------    --------    --------    --------    --------    ---------    ---------    --------
Net income (loss)                   $    183    $     63    $  (265)    $    858    $(1,139)    $ (1,735)    $ (5,135)    $(2,192)
                                    ========    ========    ========    ========    ========    =========    =========    ========

Earnings (loss) per share:
  Basic                           $     0.00  $     0.00  $     0.00  $     0.01  $   (0.01)  $    (0.02)  $    (0.05)  $   (0.02)
  Diluted                         $     0.00  $     0.00  $     0.00  $     0.01  $   (0.01)  $    (0.02)  $    (0.05)  $   (0.02)
Shares outstanding:
  Basic                              108,023     108,103     108,460     108,900     109,523      110,720      111,766     112,287
  Diluted                            112,488     112,478     108,460     112,561     109,523      110,720      111,766     112,287

As a percentage of revenue:
Revenue                               100.0%      100.0%      100.0%      100.0%      100.0%       100.0%       100.0%      100.0%
Cost of revenue                         75.9        70.1        72.6        64.9        68.5         62.8         64.6        62.2
                                    --------    --------    --------    --------    --------    ---------    ---------    --------



Gross profit                            24.1        29.9        27.4        35.1        31.5         37.2         35.4        37.8

Operating Expenses:
  Research and development              12.4        11.8        14.5        18.1        32.1         44.2         47.3        43.3
  Sales and marketing                    8.3        11.9        10.4         9.1        10.2         11.5         13.4        11.8
  General and administrative            11.6        14.1        15.2         8.8        13.9         14.2         29.8        14.6
                                      ------     -------    --------     -------     -------      -------      -------     -------
    Total operating expenses            32.3        37.8        40.1        36.0        56.2         69.9         90.5        69.7

Income (loss) from operations          (8.2)       (7.9)      (12.7)       (0.9)      (24.7)       (32.7)       (55.1)      (31.9)

Other income                            11.6         9.0         8.3         7.7         6.3          5.2          4.3         3.3
                                      ------     -------    --------     -------     -------      -------      -------     -------
Income (loss) before income taxes        3.4         1.1       (4.4)         6.8      (18.4)       (27.5)       (50.8)      (28.6)

Income taxes (benefit)                   1.4         0.4       (1.8)       (2.8)       (6.3)        (9.4)          3.4       (7.6)
                                      ------     -------    --------     -------     -------      -------      -------     -------
Net income (loss)                       2.0%        0.7%      (2.6)%        9.6%     (12.1)%      (18.1)%      (54.2)%     (21.0)%

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

        The following table sets forth revenue attributable to each of our product groups as a percentage of revenue for the periods presented.

                                         Fiscal years ended September 30,
                                -------------------------------------------
                                         2001          2002           2003
                                -------------------------------------------
            Receivers                   12.1%         10.7%         10.8%

            Transceivers                72.3          71.4          72.7

            Transmitters                10.5          14.1          13.5

            Other                        5.1           3.8           3.0
                                -------------------------------------------
            Revenue                    100.0%        100.0%         100.0%


        Liquidity and Capital Resources

        As of September 30, 2003, our primary source of liquidity was our cash and cash equivalents balance of $64.9 million and $65.6 million of marketable securities, which consist primarily of United States treasury notes and treasury bonds. At September 30, 2002, we had $85.4 million in cash and cash equivalents balance and $65.8 million in marketable securities. The total of our cash and cash equivalents balance and our marketable securities balance decreased during the fiscal year primarily due to the $6.6 million cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications, the $3.4 million cash purchase price associated with the acquisition of certain assets of Gore Photonics, the $3.4 million in property, plant and equipment purchases and the $1.3 million of stock compensation paid in cash. The purchase prices for Cielo Communications and Gore Photonics include the acquisition of inventory, capital equipment and intellectual property.

        Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through term loans and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of September 30, 2003, our working capital was $145.8 million with a current ratio of 15:1 compared to our working capital of $167.9 million with a current ratio of 30:1 as of September 30, 2002. Our working capital decreased during the fiscal year primarily due to the $10.0 million cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications and Gore Photonics in addition to the purchases of property, plant and equipment and the stock compensation paid in cash. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and cash equivalents, marketable securities, and existing loan facilities are expected to be sufficient to fund operations for the next 12 months.

        On March 27, 2003, we terminated our revolving credit facility with Manufacturer's Bank. The credit limit of the revolving credit facility was $1.0 million. No amounts had been borrowed against the revolving credit facility through the termination date of the revolving credit facility in 2003.

        As of September 30, 2003, we had a $1.3 million balance outstanding under our term loan. The term loan bears interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our former primary corporate and manufacturing facility in Chatsworth, California.

     The term loan contains customary covenants, including covenants limiting indebtedness and the disposition of assets. To secure our payment and performance obligations under the term loan we have pledged all of our assets as collateral. The term loan also requires that we comply with financial covenants, which require us to maintain our tangible net worth, cash position and revenue at specified levels. As of September 30, 2003, we were not in compliance with selected loan covenants, however the Company has obtained a waiver from the financial institution. Our need to comply with these covenants does not materially affect the operation of our business.

        During the fiscal year ended September 30, 2003, we used net cash in operations of $253,000. The cash used in operating activities during this period was due to the net loss, which included the $1.3 million of stock compensation paid in cash and increases in accounts receivables and income taxes receivable. These were partially offset by a decrease in deferred income taxes and an increase in accounts payable and accounts payable to related parties. For the years ended September 30, 2002 and 2001, we generated net cash flow from operations of $17.7 million and $28.1 million, respectively. The cash generated by operations in the year ended September 30, 2002 was due to an increase in the net income after adding back adjustments to reconcile net income to cash provided and decreases in accounts receivable and inventories, partially offset by an increases in income taxes receivable and decreases in accounts payable and accounts payable to related parties. The cash generated by operations in the year ended September 30, 2001 was due to an increase in income and a decrease in accounts receivable, partially offset by increases in income tax benefits and other current assets and decreases in accounts payable and accounts payable to related parties.

        During the fiscal year ended September 30, 2003, cash used in investing activities was $19.9 million compared to cash provided by investing activities of $5.5 million and cash used in investing activities of $90.7 million for fiscal year ended September 30, 2002 and 2001, respectively. The cash used in investing activities for the fiscal year ended September 30, 2003 was due to the $10.0 million cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications and Gore Photonics, a $6.4 million increase in marketable securities resulting from our purchases being greater than the maturities, and a $3.4 million increase in capital expenditures for the purchase of property, plant and equipment to upgrade, expand and automate our manufacturing and research and development operations and to relocate our headquarters, manufacturing, research and development and sales operations from Chatsworth, California to our larger facility in Woodland Hills, California. The increase in cash from investing activities for the fiscal year ended September 30, 2002 was due to an $8.3 million decrease in marketable securities resulting from maturities being greater than our purchases, partially offset by a $2.8 million increase in capital expenditures for the purchase of property, plant and equipment to upgrade, expand and automate our manufacturing facility. The cash used in investing activities for fiscal year ended September 30, 2001 was due to a $67.3 million increase in marketable securities resulting from our purchases being greater than the maturities, for the June 2001 purchase of a 145,720 square feet building in Woodland Hills, California for $18.8 million and additional capital expenditures for the purchase of property, plant and equipment to expand and automate our manufacturing facility. As of September 30, 2003, we have committed to make capital expenditures totaling approximately $656,000 during the next six months, primarily to purchase additional equipment to develop new products and to complete building improvements to our Woodland Hills facility.

        During the fiscal year ended September 30, 2003, cash used by financing activities was $408,000 compared to cash used of $320,000 and cash provided of $122.0 million during the fiscal years ended September 30, 2002 and 2001, respectively. The decrease in cash from financing activities for the fiscal year ended September 30, 2003 was due to a $489,000 reduction in long-term debt, partially offset by $81,000 provided by the issuance of common stock for the exercise of employee stock options and stock plan purchases. The decrease in cash from financing activities for the fiscal year ended September 30, 2002 was due to a $472,000 reduction in long-term debt, partially offset by $152,000 provided by the issuance of common stock for the exercise of employee stock options and stock plan purchases. The increase in cash from financing activities for the fiscal year ended September 30, 2001 was primarily the result of the November 3, 2000 completion of our initial public offering of our Class A Common Stock. After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds from the initial public offering of approximately of $122.1 million.

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

Other Events

        On September 29, 2003, we announced that a special committee of our board of directors is evaluating strategic alternatives to enhance shareholder value and liquidity. The special committee, which is comprised of our three independent directors, has retained Bear Stearns & Co. Inc., which is advising the committee in evaluating strategic alternatives, including a special dividend, share repurchase, strategic merger or sale of the Company.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        We are currently exposed to interest rate risk on our existing term and on our investment portfolio. Our variable rate debt consists of term loan borrowing of $1.3 million.

        The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $64.9 million invested in money market and other interest bearing accounts. In addition, we have $70.7 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

        As of September 30, 2003, our investment in marketable securities had a weighted-average time to maturity of approximately 167 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

        If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $13,000 on our term loan and an annual increase or decrease of interest income of $1.4 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

        Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial  statements required by this item are included in Part IV,
Item 15 of this Report and the supplementary data required by this item are included in Part II, Item 7 of this Report.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.


Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control

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

                                   PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The  information  required  by this Item is  included  in  "Proposal  1:
Elections of Directors", "Management", and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

        The information required by this Item is included in the "Executive Compensation and Related Information" section of the our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is included in the "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" sections of our Proxy Statement to be filed in connection with the our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is included in the "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" sections of our Proxy Statement to be filed in connection with the our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is included in the "Ratification of Appointment of Independent Auditors" section of the our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

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

                                                                                              Page
                                                                                              ----

Optical Communication Products Financial Statements
---------------------------------------------------
Independent Auditors' Report................................................................   F-2
Balance Sheets at September 30, 2002 and 2003...............................................   F-3
Statements of Operations for each of the three years in the period ended September
   30, 2003.................................................................................   F-4
Statements of Stockholders' Equity for each of the three years in the period ended
   September 30, 2003.......................................................................   F-5
Statements of Cash Flows for each of the three years in the period ended September 30, 2003.   F-6
Notes to Financial Statements...............................................................   F-7

               2. Financial Statement Schedule. The financial statement schedule of Optical Communication Products, Inc. is included below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

                 Schedule II- Valuation and Qualifying Accounts
              For the Year Ended September 30, 2001, 2002 and 2003


                                                     Balance at       Additions      (Deductions)
                                                    beginning of     charged to       recoveries      Balance at end
              Description                 Period     period ($)      expense ($)          ($)         of period ($)
Allowance for Doubtful Accounts . .      2001           1,777,000        1,200,000      (1,821,000)         1,156,000
                                         2002           1,156,000          450,000      (1,479,000)           127,000
                                         2003             127,000          200,000          132,000           459,000

               3. Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:


  Exhibit
  Number                            Exhibit Description
------------ -------------------------------------------------------------------
3.1*         Amended and Restated Certificate of Incorporation
3.2*         Bylaws
3.2.1***     Amendment Number One to Bylaws
4.1          See Exhibits 3.1, 3.2 and 3.2.1 for  provisions of the  Certificate of Incorporation and Bylaws for the Registrant  defining the rights of holders of common stock of the Registrant
4.2*         Specimen Stock Certificate
4.3          * Standstill and Registration Rights Agreement, dated as of October
             26, 2000, by and between the Registrant  and The Furukawa  Electric
             Co., Ltd.
10.1*+       2000 Stock Incentive Plan
10.2*+       Employee Stock Purchase Plan
10.3*        Form of Indemnification Agreement
10.5*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Muoi Van Tran, as currently in effect
10.6*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Mohammad Ghorbanali, as currently in effect
10.7*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Susie L. Nemeti, as currently in effect
10.8*+       Form of Stock  Option  Agreement,  dated  August 29,  2000,  by and between  the  Registrant  and  each  of  Muoi  Van  Tran,  Mohammad
             Ghorbanali   and  Susie  L.   Nemeti   (including   a  schedule  of
             substantially identical terms)
10.9*+       Form of Stock Option Agreement, dated June 28, 1993, by and between the Registrant and each of Muoi Van Tran,  Mohammad  Ghorbanali and
             Susie L. Nemeti  (including a schedule of  substantially  identical terms)
10.10**      Master  Purchase  Agreement,  dated October 1, 2003, by and between the Registrant and The Furukawa Electric Co., Ltd.
21.1*        List of Subsidiaries of the Registrant
23.1         Consent of Deloitte & Touche LLP
31.1         Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002.
31.2         Certification  of Chief  Financial  Officer  pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002.
32.1         Certification  of  Chief  Executive  Officer  and  Chief  Financial
             Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective November 2, 2000 (File No. 333-44862) under the same exhibit number, and is incorporated by reference herein.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.
*** Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2002 on December 27, 2002 and incorporated herein by reference.

        (b) Reports on Form 8-K:

        On July 31, 2003, the Company filed a current report on Form 8-K to report that it had issued a press release announcing that it had elected Hideo Sakura to its board of directors to fill the vacancy created by the resignation of Kunihiro Matsubara.

        On September 3, 2003, the Company filed a current report on Form 8-K to report that it had issued a press release announcing the relocation of its corporate headquarters to Woodland Hills, California.

        On September 30, 2003, the Company filed a current report on Form 8-K to report that it had issued a press release announcing a special committee of its board of directors is evaluating strategic alternatives to enhance shareholder value and liquidity.


        (c) Exhibit Index:

        See Exhibit index.

        (d) Financial Statement Schedule:

        See Financial statement schedule set forth in (a)(2) above

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodland Hills, State of California, on the 22nd day of December, 2003.

                                    Optical Communication Products, Inc.

                                    By:  /s/ Muoi Van Tran
                                       ---------------------------------
                                    Name:  Muoi Van Tran
                                    Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


Signature                          Title                                     Date
---------                          -----                                     ----


-------------------------------
/s/ Muoi Van Tran                  Chairman of the Board of Directors,       December 22, 2003
-------------------------------    Chief Executive Officer and President
Muoi Van Tran                      (principal executive officer)

-------------------------------
/s/ Susie L. Nemeti                Chief Financial Officer (principal        December 22, 2003
-------------------------------    financial and accounting officer)
Susie L. Nemeti


-------------------------------
/s/ Masato Sakamoto                Director                                  December 22, 2003
-------------------------------
Masato Sakamoto


-------------------------------
/s/ Hideo Sakura                   Director                                  December 19, 2003
-------------------------------
Hideo Sakura


-------------------------------
/s/ Naoomi Tachikawa               Director                                  December 19, 2003
-------------------------------
Naoomi Tachikawa


-------------------------------
/s/ Stewart D. Personick           Director                                  December 22, 2003
-------------------------------
Stewart D. Personick


-------------------------------
/s/ Hobart Birmingham              Director                                  December 24, 2003
-------------------------------
Hobart Birmingham


-------------------------------
/s/ David Warnes                   Director                                  December 22, 2003
-------------------------------
David Warnes


                      OPTICAL COMMUNICATION PRODUCTS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----

Independent Auditors' Report................................................................   F-2
Balance Sheets at September 30, 2002 and 2003...............................................   F-3
Statements of Operations for each of the three years in the period ended
  September 30, 2003........................................................................   F-4
Statements of Stockholders' Equity for each of the three years in the period ended
   September 30, 2003.......................................................................   F-5
Statements of Cash Flows for each of the three years in the period ended September 30, 2003.   F-6
Notes to Financial Statements...............................................................   F-7


INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Optical Communication Products, Inc.:

        We have audited the accompanying balance sheets of Optical Communication Products, Inc. (the "Company") as of September 30, 2002 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Los Angeles, California
December 22, 2003


BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2003 (in thousands, except share and per share amounts)
---------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,
                                                                                        -----------------------------
                                                                                             2002              2003

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                             $     85,426     $     64,895
  Marketable securities                                                                       65,774           65,607
  Accounts receivable less allowance for doubtful accounts of
    $127 and $459 in 2002 and 2003, respectively                                               3,463            6,960
  Income taxes receivable                                                                      1,008           11,743
  Inventories                                                                                  7,415            5,592
  Deferred income taxes                                                                        9,156
  Prepaid expenses and other current assets                                                    1,367            1,342
                                                                                        ------------     ------------

           Total current assets                                                              173,609          156,139

Property, plant and equipment, net                                                            30,519           36,721
Marketable securities                                                                                           5,048
Intangible assets, net                                                                           933            2,235
                                                                                        ------------     ------------

TOTAL                                                                                   $    205,061     $    200,143
                                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                     $        471     $        471
  Accounts payable                                                                               623            1,169
  Accounts payable to related parties                                                             30            1,061
  Accrued bonus                                                                                2,302            4,433
  Other accrued expenses                                                                       2,200            3,159
  Income taxes payable                                                                           118               26
                                                                                        ------------     ------------

           Total current liabilities                                                           5,744           10,319
                                                                                        ------------     ------------

LONG-TERM DEBT, net of current portion                                                         1,353              864
OTHER LONG-TERM LIABILITIES                                                                      750              600
DEFERRED INCOME TAXES                                                                             18
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.001 par value; 200,000,000 shares authorized,
    43,035,110 and 46,297,285 shares outstanding at September 30, 2002
    and 2003, respectively.                                                                       43               46
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    September 30, 2002 and 2003, respectively.                                                    66               66
  Additional paid-in capital                                                                 131,350          132,712
  Retained earnings                                                                           65,737           55,536
                                                                                        ------------     ------------

           Total stockholders' equity                                                        197,196          188,360
                                                                                        ------------     ------------

TOTAL                                                                                   $    205,061     $    200,143
                                                                                        ============     ============

                        See notes to financial statements.


OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2001, 2002, AND 2003 (In thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                        2001             2002            2003

REVENUE                                                                             $  144,012       $   37,207     $   38,880

COST OF REVENUE                                                                         94,684           26,375         25,048
                                                                                    ----------       ----------     ----------

GROSS PROFIT                                                                            49,328           10,832         13,832
                                                                                    ----------       ----------     ----------

EXPENSES:
  Research and development                                                               2,958            5,261         16,246
  Selling and marketing                                                                  3,799            3,717          4,562
  General and administrative (including stock compensation expense of $86 and $1,292 for years ended September 30, 2002 and 2003,
    respectively)                                                                        4,553            4,671          7,011
                                                                                    ----------       ----------     ----------

           Total expenses                                                               11,310           13,649         27,819
                                                                                    ----------       ----------     ----------

INCOME (LOSS) FROM OPERATIONS                                                           38,018           (2,817)       (13,987)

OTHER INCOME, Net                                                                        6,081            3,391          1,834
                                                                                    ----------       ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                                                       44,099              574        (12,153)

INCOME TAX PROVISION (BENEFIT)                                                          17,655             (265)        (1,952)
                                                                                    ----------       ----------     ----------

NET INCOME (LOSS)                                                                   $   26,444       $      839     $  (10,201)
                                                                                    ==========       ==========     ==========

BASIC EARNINGS (LOSS) PER SHARE                                                     $     0.26       $     0.01     $    (0.09)

DILUTED EARNINGS (LOSS) PER SHARE                                                   $     0.24       $     0.01     $    (0.09)

BASIC SHARES OUTSTANDING                                                               100,263          108,391        111,074

DILUTED SHARES OUTSTANDING                                                             111,430          112,578        111,074




                       See notes to financial statements.


OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2001, 2002, AND 2003 (In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------

                                             Preferred Stock              Common Stock
                                        --------------------------  --------------------------     Paid-in     Retained
                                            Shares       Amount        Shares        Amount       Capital     Earnings      Total
BALANCE, SEPTEMBER 30, 2000                 66,000,000    $ 1,650      27,871,440      $ 269       $     -     $ 38,454    $ 40,373

  Net income                                                                                                     26,444      26,444
  Issuance of common stock from initial
     public offering                                                   12,075,000         12        122,067                 122,079
  Conversion of preferred stock
    to class B common stock
    with a $0.001 par value                (66,000,000)    (1,650)     66,000,000         66          1,584
  Conversion of common stock with
    no par value to class A common
    stock with $0.001 par value                                                         (241)           241
  Issuance of common stock for exercise
    of stock options and employee stock
    purchase plan                                                       2,060,162          2            348                     350
  Tax benefit from exercise of
    non-qualified stock options                                                                       5,467                   5,467
                                            ----------    -------    ------------      -----       --------    --------    --------

BALANCE, SEPTEMBER 30, 2001                                           108,006,602        108        129,707      64,898     194,713

  Net income                                                                                                        839         839
  Issuance of common stock for exercise
    of stock options and employee stock
    purchase plan                                                       1,028,508          1            151                     152
  Tax benefit from exercise of
    non-qualified stock options                                                                       1,406                   1,406
  Stock option compensation expense                                                                      86                      86
                                            ----------    -------    ------------      -----       --------    --------    --------

BALANCE, SEPTEMBER 30, 2002                                           109,035,110        109        131,350      65,737     197,196

  Net loss                                                                                                      (10,201)    (10,201)
  Issuance of common stock for exercise
    of stock options and employee stock
    purchase plan                                                       3,262,175          3             78                      81
  Tax benefit from exercise of
    non-qualified stock options                                                                       1,303                   1,303
  Stock option compensation expense                                                                     (19)                    (19)
                                            ----------    -------    ------------      -----       --------    --------    --------

BALANCE, SEPTEMBER 30, 2003                         -     $    -      112,297,285      $ 112       $132,712    $ 55,536    $188,360
                                            ==========    =======    ============      =====       ========    ========    ========


                       See notes to financial statements.


OPTICAL COMMUNICATION PRODUCTS, INC

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001, 2002, AND 2003 (in thousands)
---------------------------------------------------------------------------------------------------------
                                                                         2001       2002        2003
OPERATING ACTIVITIES:
  Net income (loss)                                                    $  26,444   $     839   $ (10,201)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          1,429       2,433       5,642
    Amortization of premium on marketable securities                         467       2,041       1,543
    Tax benefit from exercise of non-qualified stock options               5,467       1,406       1,303
    Stock option compensation expense                                                     86         (19)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                            12,027       4,541      (3,497)
      Income taxes receivable                                                         (1,008)    (10,735)
      Inventories                                                            166       8,437       2,123
      Deferred income taxes                                               (7,490)        101       9,138
      Prepaid expense and other assets                                    (1,759)          6          25
      Accounts payable                                                    (2,671)       (742)        546
      Accounts payable to related parties                                 (3,915)     (1,230)      1,031
      Accrued bonuses                                                     (1,142)        402       2,131
      Other accrued expenses                                                 192         (49)        959
      Income taxes payable                                                (1,139)       (310)        (92)
      Other liabilities                                                                  750        (150)
                                                                       ---------   ---------   ---------

           Net cash provided by (used in) operating activities            28,076      17,703        (253)
                                                                       ---------   ---------   ---------

INVESTING ACTIVITIES:
  Purchase of marketable securities                                     (161,789)    (66,713)    (71,424)
  Maturities of marketable securities                                     94,500      75,000      65,000
  Purchase of property, plant and equipment                              (23,418)     (2,773)     (3,441)
   Cash paid for acquisitions                                                                    (10,005)
                                                                       ---------   ---------   ---------

           Net cash provided by (used in) investing activities           (90,707)     5,514      (19,870)
                                                                       ---------   ---------   ---------

FINANCING ACTIVITIES:
  Principal payments on long-term debt                                      (471)       (472)       (489)
  Proceeds from Initial Public Offering                                  122,079
  Issuance of common stock                                                   350         152          81
                                                                       ---------   ---------   ---------

           Net cash provided by (used in) financing activities           121,958        (320)       (408)
                                                                       ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      59,327      22,897     (20,531)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               3,202      62,529      85,426
                                                                       ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  62,529   $  85,426   $  64,895
                                                                       =========   =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for interest expense                       $     185   $      85   $      54
  Cash paid (received) during the year for income taxes                $  20,803   $    (431)  $  (1,567)


                       See notes to financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   GENERAL INFORMATION

        The accompanying financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company"), includes its balance sheets as of September 30, 2002 and 2003 and reflects the results of its operations for the years ended September 30, 2001, 2002 and 2003. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owns 58.8% of the Company's capital stock at September 30, 2003, which accounts for 93.4% of the combined voting power of all of the Company's outstanding common stock.

        Operations - The Company operates in one industry segment, which includes the design and manufacture of fiber optic components. The Company's products consist of optical transmitters, receivers, transceivers and transponders, which convert electronic signals into optical signals and back to electronic signals.

        The Company sells its products to original equipment manufacturers or OEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for the OEMs and to distributors. For financial reporting purposes, the Company considers its direct sale customers to be either OEMs, CMs or distributors who place purchase orders with the Company directly. Revenue from the Company's two largest direct sale customers amounted to 12.7% and 10.5% for the year ended September 30, 2001. No direct sale customer accounted for more than 10.0% of the Company's revenue for the year ended September 30, 2002. Revenue from the Company's largest direct sale customers amounted to 11.0% for the year ended September 30, 2003.

2.   SIGNIFICANT ACCOUNTING POLICIES

        Cash  and  Cash  Equivalents  -  Cash  and  cash   equivalents   include
        unrestricted deposits and short-term investments with a maturity at the date of purchase of three months or less.

        Marketable Securities - Marketable securities represent United States treasury notes and treasury bonds with an original maturity of greater than three months. These securities are classified as held to maturity because the Company has the intent and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

        Investments in marketable securities were as follows:

                                                         Unrealized  Unrealized
         Type of Security        Book/Cost    Fair Value   gains     (losses)
-------------------------------------------------------------------------------
                                                (in thousands)
United States Treasury Notes
     2002                      $    65,774  $    65,966  $    192    $       -
     2003                           70,655       70,689        45          (11)


        Inventories - Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

        Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to thirty-nine years, using the straight-line method. Significant improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

        Impairment of Long-Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. There have been no impairment charges recorded by the Company.

        Income Taxes - Income taxes are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

        Earnings per Share - Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the as-if-converted method for the Company's preferred shares and the treasury stock method for stock options.

        Revenue Recognition - The Company recognizes revenue from product sales upon shipment, as shipments are FOB shipping point, assuming collectibility of the resulting receivable is probable. Sales returns and warranty claims are not material.

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

        Research and Development Costs - Costs associated with the development of new products are charged to expense when incurred.

        Common Stock - At September 30, 2003, the Company had two classes of common stock with a par value of $0.001 per share. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company's outstanding Class B common stock.

        Use of Estimates in the Preparation of the Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

        Fair Value of Financial Instruments - The recorded values of marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded value of long-term debt and other liabilities approximate fair value, as interest is variable based on market rates.

        Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and accounts receivable. The Company sells products and extends credit to customers, primarily in the United States, and periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses. The direct sales customer with the largest accounts receivable amounted to $541,000 (15.1%) and $2,298,000 (31.0%) at September 30, 2002 and 2003, respectively.

         Segment Reporting - Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a Company for making operating decisions and assessing financial performance.

        The Company's chief executive officer ("CEO") and chief financial officer ("CFO") are its chief operating decision makers. The financial information the CEO and CFO review is identical to the information presented in the accompanying financial statements. The Company has determined that it operates in one reportable segment, which includes the design and manufacture of fiber optic components. The Company has a subsidiary in England, which provides commercial and technical support to the Company's customers in Europe. The Company does not have foreign operations.

        Stock Based Compensation

        The Company accounts for its employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has a stock-based compensation plan. The Company's September 30, 2003 operating results include compensation expense related to the repurchase of stock from certain executives of the Company. All options granted had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. The following table illustrates the effect on the operating results and per share amounts if the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for
        Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure an amendment of FASB Statement No. 123 had been applied to stock-based employee compensation:


                                                                     Year Ended September 30,
                                                            2001               2002               2003
                                                             (in thousands, except per share amounts)
Net income (loss):
  As reported                                            $ 26,444           $    839          $ (10,201)
Add: The stock-based employee compensation cost,
net of related tax effects, included in the
determination of net income as reported                                                             852
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                 (9,439)            (7,561)            (7,022)
                                                        ------------------------------------------------
  Pro forma                                              $ 17,005           $ (6,722)         $ (16,371)
                                                        ================================================

 Basic income (loss) per share
   As reported                                           $   0.26           $   0.01          $   (0.09)
   Pro forma                                             $   0.17           $  (0.06)         $   (0.15)

 Diluted income (loss) per share
   As reported                                           $   0.24           $   0.01          $   (0.09)
   Pro forma                                             $   0.15           $  (0.06)         $   (0.15)


        The fair value of each option grant estimated on the date of grant used to compute pro forma net income (loss) and pro forma net income (loss) per share is estimated using the Black-Scholes option pricing model. The following assumptions were used in completing the model:

                                                                            September 30,
                                                              ------------------------------------------
                                                                   2001           2002         2003
Dividend yield                                                         0 %          0 %          0 %
Expected volatility                                                  137 %        157 %        174 %
Risk-free rate of return                                            5.16 %       4.94 %       3.67 %
Expected life (years)                                                7.3          7.2          7.1


        Recent Accounting Pronouncements - In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees, beginning December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial condition, results of operations or liquidity.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial condition, results of operations or liquidity.

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

3.   ACQUISITIONS

        On October 9, 2002, the Company acquired certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado, focused on creating VCSEL technology for fiber optic communication networks for a cash purchase price and direct costs of $6.6 million. The purchase price includes the acquisition of capital equipment and intellectual property.

        On January 31, 2003, the Company acquired parallel optical module assets and intellectual property from Gore Photonics, an industry leader in the research and development of VCSEL parallel optical modules for fiber optic communication networks located in Elkton, Maryland, for a cash purchase price of $3.4 million. The purchase price includes the acquisition of capital equipment and inventory.

        As a result of the acquisitions, the Company recorded $7.5 million in capital equipment, $2.2 million of intangible assets, and $300,000 of inventory.

4.   INVENTORIES

        Inventories consist of the following:

                                                                                 September 30,
                                                                         -----------------------------
                                                                              2002           2003
                                                                                (in thousands)
Raw materials                                                              $    6,217     $    1,988
Work-in-process                                                                   486          3,090
Finished goods                                                                    712            514
                                                                           -------------------------

Total                                                                      $    7,415     $    5,592
                                                                           ==========     ==========


        During fiscal year end 2002 and 2003, the Company recorded write-downs of excess inventory of $3.2 million and $1.6 million, respectively.

5.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                                                       September 30,
                                                              --------------------------------  Useful
                                                                   2002            2003         Lives
                                                                      (in thousands)
Land                                                                $   8,074       $  8,074
Buildings                                                              16,227         17,959   39 years
Machinery and equipment                                                10,647         18,937    5 years
Furniture and fixtures                                                    233            367    5 years
Computer hardware and software                                            716          1,388    3 years
Leasehold improvements                                                     6              32    9 years
                                                                    ---------       --------

                                                                       35,903         46,757
(Less) accumulated depreciation                                        (5,384)       (10,036)
                                                                    ---------       --------

Total                                                               $  30,519       $ 36,721
                                                                    =========       ========



        On June 8, 2001, the Company purchased land and a 145,720 square foot building in Woodland Hills, California for the purchase price of $18,750,000. The Company is occupying an aggregate of approximately 89,000 square feet and currently leases an aggregate of 59,550 square feet of this building to two unrelated parties under lease agreements expiring through February 2006. Rental income from these leases was $147,000, $433,000 and $398,000 for the fiscal years ended September 30, 2001, 2002 and 2003, respectively. Rental income is included in other income in the accompanying financial statements.

        In September, 2003, the Company relocated its corporate headquarters, manufacturing, research and development and sales operations to the building in Woodland Hills, California. In addition, the Company owns a building of approximately 65,000 square feet located in Chatsworth, California which, prior to September 2003, housed corporate headquarters, manufacturing, research and development and sales operations. The net book value of the land and building at

        September  30,  2003  for  the  Chatsworth,   California   facility  was
        $4,845,000. This building is currently not occupied.

6.   INTANGIBLE ASSETS

        Effective May 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The Company completed its annual impairment test during the fourth quarter of fiscal year ended September 30, 2003 and no impairment was recorded. The following sets forth the intangible assets by major asset class:



                                                               Weighted Average
                                         September 30,           Amortization
                                     2002            2003           Period
                                ------------------------------------------------
                                        (in thousands)             (Years)

Licensing Fees                          $ 2,000        $ 2,000       3.5
Accumulated Amortization                   (600)        (1,067)

Patents                                                    950       5.0
Accumulated Amortization                                  (174)

Acquired Technology                                      1,216       5.0
Accumulated Amortization                                  (223)
                                -------------------------------

Total intangible assets                   1,400          2,702
(Less) current portion                     (467)          (467)
                                -------------------------------

                                          $ 933        $ 2,235
                                ===============================

        Aggregate amortization expense related to intangible assets was approximately $600,000 and $864,000 for the years ended September 30, 2002 and 2003, respectively. There was no impairment loss recorded during fiscal years 2003 or 2002.

        Following is a summary of future amortization expense in each of the next five fiscal years.

                                                           (in thousands)

fiscal 2004                                                       $ 900
fiscal 2005                                                         900
fiscal 2006                                                         433
fiscal 2007                                                         433
fiscal 2008                                                          36
                                                           -------------

                                                                $ 2,702
                                                           =============

7.   LONG-TERM DEBT

        Term Loan - The term loan was used to fund the purchase of the Company's land and building located in Chatsworth, California. The term loan bears interest on the amount outstanding at various time intervals based on the Company's election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.80%. The term loan is secured by all of the Company's assets. The term loan is paid in monthly installments and matures on July 15, 2006. The term loan also requires compliance with specified financial covenants, including interest coverage ratios and indebtedness to total capital ratios and other covenants. As of September 30, 2003, the Company was not in compliance with selected loan covenants, however the Company has obtained a waiver from the financial institution.

        Long-term debt at September 30, 2002 and 2003 consists of the following:

                                                              ------------------
                                                                2002       2003
                                                                (in thousands)

Term loan due July, 2006 (3.10% at September 30, 2003)         $ 1,824  $ 1,335
Less current portion                                               471      471
                                                               -------  -------
Long-term debt, net of current portion                         $ 1,353  $   864
                                                               =======  =======


        Long-term debt maturities as of September 30, 2003 consist of the following:

                                                                  (in thousands)

Fiscal 2004                                                           $   471
Fiscal 2005                                                               471
Fiscal 2006                                                               393
                                                                      -------
                                                                      $ 1,335
                                                                      =======


        Revolving Credit Facility - On March 27, 2003, the Company terminated its revolving credit facility with Manufacturer's Bank. The credit limit of the revolving credit facility was $1.0 million. No amounts had been borrowed against the revolving credit facility through the termination date of the revolving credit facility in 2003.

8.   EARNINGS PER SHARE

        The following is a calculation of basic and diluted earnings per share ("EPS"):

                                                                      Year Ended September 30,
                                                            -------------------------------------------
                                                               2001            2002             2003
                                                               (in thousands, except per share data)
BASIC EPS COMPUTATION:
Net income (loss) applicable to common stock                 $ 26,444        $    839       $ (10,201)
                                                             ========        ========       =========

Weighted average common shares outstanding                    100,263         108,391         111,074
                                                             --------        --------       ---------

Basic earnings (loss) per share                              $   0.26        $   0.01       $   (0.09)
                                                             ========        ========       =========

DILUTED EPS COMPUTATION:
Net income (loss) applicable to common stock                 $ 26,444        $    839       $ (10,201)
                                                             ========        ========       =========

Weighted average common shares outstanding                    100,263         108,391         111,074
Effect of diluted securities:
     Convertible preferred stock                                6,148             -               -
     Common stock options                                       5,019           4,187             -
                                                             --------        --------       ---------

Diluted shares outstanding                                    111,430         112,578        111,074
                                                             ========        ========       =========

Diluted earnings (loss) per share                            $   0.24        $   0.01       $   (0.09)
                                                             ========        ========       =========


        The weighted average diluted common shares outstanding for years ended September 30, 2001, 2002, and 2003 excludes the dilutive effect of approximately 5,480,800, 5,635,900 and 7,893,300 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's Common Stock during the fiscal year or due to a net operating loss.

9.   COMMITMENTS AND CONTINGENCIES

        Operating Leases - The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable either monthly, semiannually, annually or for five years. Rent expense for these leases for the years ended September 30, 2001, 2002, and 2003 was $38,000, $83,000 and $488,000, respectively.

        Following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at September 30, 2003:

(in thousands)
Fiscal Year
     2004                                                    $ 514
     2005                                                      517
     2006                                                      185
                                    2007                        12
                                                     --------------

Total minimum lease payments                               $ 1,228
                                                     ==============

        Legal Proceedings - On April 12, 2002, the Company resolved its patent infringement litigation with Stratos Lightwave, Inc. ("Stratos"). As part of the settlement, the Company entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term. At the end of the five-year term, the Company has the option to renegotiate with Stratos for an extension of the license.

        Warranty Accruals - The Company provides a warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve.

                                         Balance at       Additions                       Balance at
                             Fiscal     beginning of     charged to                         end of
                               year        period          expense      (Deductions)        period
    Warranty Reserve           2001        $ 407,000       $ 451,000      $ (120,000)       $ 738,000
                               2002        $ 738,000              --      $ (695,000)        $ 43,000
                               2003        $  43,000       $  19,000       $ (16,000)        $ 46,000


10.  STOCKHOLDERS' EQUITY

        Initial Public Offering - On November 3, 2000, the Company completed its initial public offering of 12,075,000 newly issued shares of Class A common stock, which included the exercise of the underwriters' over-allotment option of 1,575,000 shares, at an offering price of $11.00 per share. Proceeds from the offering were $123,572,000 less of underwriting discounts and commissions.

        Preferred and Common Stock - On October 27, 2000, the Company reincorporated in Delaware and created two new classes of common stock with a par value of $0.001 per share. All of the Company's outstanding shares of common stock and convertible preferred stock automatically converted into shares of Class A and Class B common stock, respectively. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company's outstanding Class B common stock, which accounts for 93.4% of the combined voting power of all of the Company's outstanding common stock.

        Stock Options - In September 1992, the Company's Board of Directors approved the 1992 Stock Option Plan for the issuance of 6,666,680 shares of the Company's common stock to certain key employees. In August 2000, the Company's Board of Directors approved the 2000 Stock Option/Stock Issuance Plan for the issuance of 1,000,000 shares of the Company's common stock to certain key employees. These plans provide that options may have a term of up to 10 years, and become exercisable and generally vest in annual increments of 25 percent per year over four years. In addition, key executives were granted 9,670,360 stock options that were separate from the Company's stock option plans and are fully vested. All options were granted at fair value.

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

        In July, 2002, the Company granted stock options under the 2000 Stock Incentive Plan to a member of the Board of Directors for consulting services to be performed through January, 2004. The options vest ratably in monthly increments over the term of the services rendered.
        Compensation cost has been determined on the basis of fair value pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or Conjunction with Selling, Goods or Services." Compensation expense recognized on the vested options for fiscal year ended September, 30, 2002 was $85,700. On November 2002, that member of the Board of Directors terminated performance of the consulting services. Compensation expense for the fiscal year ended September 30, 2003 was ($19,500), representing an adjustment of compensation expense previously recognized due to the early termination of the consulting services.

        On May 1, 2003, the Company purchased in a private sale 829,746 shares of its Class A common stock from Muoi Van Tran, the Company's Chief Executive Officer and President and 536,833 shares of its Class A common stock from Mohammad Ghorbanali, the Company's Chief Operating Officer and Vice President of Technical Operations. In each case, the purchase price was $0.96 per share, representing a 12% discount relative to the closing price of the Company's stock on May 1, 2003, resulting in an aggregate cash payment of approximately $1,312,000. The stock repurchased by the Company resulted in a new measurement date and therefore compensation expense of $1,311,000 has been recorded for the net cash paid for the shares less the intrinsic value of the options on the original date of grant.

        There were 6,329,512 shares available for future grant under the Company's 2000 Stock Incentive Plan at September 30, 2003. Stock option activity, including the options granted outside the plans, is as follows:

                                                                                            Weighted
                                                           Number      Exercise Price        Average
                                                         of Options      per Option       Exercise Price

Options outstanding - October 1, 2000                    12,190,360   $0.0003 to $11.00      $ 3.09
  Options granted                                         2,507,535     3.20 to 17.38         14.08
  Options exercised                                      (2,041,700)    0.0003 to 2.88         0.10
  Options canceled                                         (196,560)    2.88 to 17.38         10.26
                                                      --------------  -----------------     -------

Options outstanding - September 30, 2001                 12,459,635    0.0003 to 17.38         5.67
  Options granted                                           867,460     1.04 to 4.55           1.93
  Options exercised                                        (974,250)   0.0003 to 0.39          0.04
  Options canceled                                         (375,795)    0.19 to 17.38          7.95
                                                      --------------  -----------------     --------

Options outstanding - September 30, 2002                 11,977,050    0.0003 to 17.38         5.78
  Options granted                                           946,504      0.68 to 2.29          1.02
  Options exercised                                      (3,186,651)   0.0003 to 0.39         0.007
  Options canceled*                                      (1,843,555)   0.0003 to 17.38         1.25
                                                      --------------  -----------------     -------

Options outstanding - September 30, 2003                  7,893,348   $ 0.06 to $17.38       $ 8.60
                                                      ==============  =================     =======

* Cancelled options include 1,366,579 options repurchased by the Company from two executive officers. These options were granted outside of the Company's stock option plan.


       The following table summarizes information regarding options outstanding at September 30, 2003.


        Range of                Number        Remaining           Average          Shares            Average
    Exercise Prices           Outstanding    Contractual Life   Exercise Price   Exercisable      Exercise Price
  $0.0000 - $1.7380              1,899,323           6.8       $   0.5940        1,062,529         $   0.2770
  $1.7381 - $3.4760                619,670           8.3       $   2.1781          181,180         $   2.3379
  $3.4761 - $5.2140                 38,750           7.9       $   4.5477           14,750         $   4.7315
  $6.9521 - $8.6900                100,820           7.8       $   8.0500           50,560         $   8.0500
  $8.6901 - $10.4280                15,000           7.8       $   9.7200            7,500         $   9.7200
  $10.4281 - $12.1660            4,141,585           6.9       $  11.0017        3,830,467         $  11.0009
  $12.1661 - $13.9040               12,000           7.6       $  13.3800            6,000         $  13.3800
  $15.6421 - $17.3800            1,066,200           7.3       $  17.3800          533,100         $  17.3800
                                ----------    ----------       ----------       ----------         ----------
                                 7,893,348           7.1       $   8.5980        5,686,086         $   9.2774
                                ==========    ==========       ==========        =========         ==========


       The weighted average estimated fair value of options granted in 2001, 2002, and 2003 was $11.33, $1.90, and $1.00, respectively.

11.  PROFIT SHARING PLAN

        The Company has a deferred cash and profit sharing plan covering all employees, subject to certain participation and vesting requirements. The plan provides that the Company will partially match employees contributions or provide discretionary contributions up to a certain amount. Total contributions by the Company were $456,000 and $705,000 for the years ended September 30, 2001 and 2002, respectively. The Company has $1,462,000 reserved for year ended September 30, 2003 contributions.

12.  INCOME TAXES

        The components of income tax expense are as follows:

                                                               Year Ended September 30,
                                                        -------------------------------------
                                                            2001         2002         2003
                                                                   (in thousands)
Current:
   Federal                                                $ 15,548     $ (1,546)    $(12,408)
   State                                                     4,130         (226)          19
   Foreign                                                       -            -           26
                                                          --------     --------     --------

Total current                                               19,678       (1,772)     (12,363)
                                                          --------     --------     --------

Effect of non-qualified stock option exercises
   upon inome taxes currently payable                        5,467        1,406        1,273

Deferred:
   Federal                                                  (5,915)          64        7,453
   State                                                    (1,575)          37        1,685
                                                          --------     --------     --------

Total deferred                                              (7,490)         101        9,138
                                                          --------     --------     --------

Provision for income taxes                                $ 17,655     $   (265)    $ (1,952)
                                                          ========     ========     ========



        The components of deferred income taxes are as follows:

                                                                  September 30,
                                                             ------------------------
                                                                2002        2003
Allowance for doubtful accounts                                  $    55      $  195
Uniform capitalization and obsolete inventory                      9,170       1,542
State NOL and credits carry-forwards                                   -       1,738
Other                                                                (87)        (13)
                                                                 -------      ------
Net deferred tax asset                                             9,138       3,462
Valuation allowance                                                    -      (3,462)
                                                                 -------      ------
Net deferred tax asset                                           $ 9,138      $    -
                                                                 =======      ======

        A reconciliation of the Company's provision for income taxes to the U.S. federal statutory rate is as follows (in thousands):

                                                              Year Ended September 30,
                                 ----------------------------------------------------------------------------------
                                            2001                        2002                        2003
                                 --------------------------  --------------------------- --------------------------
                                    Amount          %           Amount          %           Amount          %
Provision for income taxes
   at statutory rate               $ 15,435         35.0 %      $  201        35.0 %       $ (4,254)      (35.0)%
State taxes, net of federal
   benefit                            2,415          5.5           123        21.4            1,107         9.1
Federal valuation allowance                                                                   1,373        11.3
Tax benefit on export sales                                       (595)     (103.6)
Other                                  (195)        (0.5)            6         1.0             (178)       (1.5)
                                   --------       ------        -------     ------         --------     -------
                                   $ 17,655         40.0 %      $ (265)      (46.2)%       $ (1,952)      (16.1)%
                                   ========       ======        ======      ======         ========     =======


13.  RELATED PARTY TRANSACTIONS

        The Company is a subsidiary of Furukawa Electric North America, which is a wholly owned subsidiary of Furukawa. The Company's related party transactions occur between itself and other Furukawa owned subsidiaries and affiliates.

        The Company sells fiber optic components and purchases raw materials from some of these entities in the regular course of business. Sales of fiber optic subsystems and modules to related parties amounted to $2,726,000, $399,000, and $481,000 for the years ended September 30,
        2001, 2002, and 2003, respectively. Purchases of raw materials from related parties amounted to $42,063,000, $5,967,000, and $6,690,000 for the years ended September 30, 2001, 2002, and 2003, respectively. Accounts receivable due from related parties were $51,000 and $7,000 at September 30, 2002 and 2003, respectively. Accounts payable to related parties were $30,000 and $1,061,000 at September 30, 2002 and 2003, respectively. No management fees were paid in the fiscal years ended September 30, 2001, 2002, and 2003.

14.  SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in one reportable segment, which includes the design and manufacture of fiber optic subsystems and modules. The following are summaries of sales to geographic areas based on the location of the entity purchasing the Company's products and sales for each of the components within the segment:

                                                                September 30,
                                              ---------------------------------------------------
                                                    2001             2002              2003
                                                                (in thousands)

Revenue by Geographical Area:
  United States                                  $   95,582        $  23,587         $  19,933
  Canada                                             23,942            4,582             3,578
  Israel                                             15,290            1,563             3,129
  Asia                                                2,182            2,932             6,395
  Europe                                              5,272            3,603             5,565
  Other                                               1,744              940               280
                                                 ----------        ---------         ---------
                                                 $  144,012        $  37,207         $  38,880
                                                 ==========        =========         =========

Revenue by Component:
  Receivers                                       $  17,420        $   3,975         $   4,208
  Transceivers                                      104,190           26,574            28,249
  Transmitters                                       15,120            5,241             5,254
  Other                                               7,282            1,417             1,169
                                                 ----------        ---------         ---------
                                                 $  144,012        $  37,207         $  38,880
                                                 ==========        =========         =========


                                     ******

                                INDEX TO EXHIBITS


  Exhibit
  Number                          Exhibit Description
------------ -------------------------------------------------------------------
3.1*         Amended and Restated Certificate of Incorporation
3.2*         Bylaws
3.2.1***     Amendment Number One to Bylaws
4.1          See Exhibits 3.1, 3.2 and 3.2.1 for  provisions of the  Certificate of Incorporation and Bylaws for the Registrant  defining the rights of holders of common stock of the Registrant
4.2*         Specimen Stock Certificate
4.3*         Standstill  and  Registration Rights Agreement, dated as of October
             26, 2000, by and between the Registrant  and The Furukawa  Electric
             Co., Ltd.
10.1*+       2000 Stock Incentive Plan
10.2*+       Employee Stock Purchase Plan
10.3*        Form of Indemnification Agreement
10.5*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Muoi Van Tran, as currently in effect
10.6*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Mohammad Ghorbanali, as currently in effect
10.7*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Susie L. Nemeti, as currently in effect
10.8*+       Form of Stock  Option  Agreement,  dated  August 29,  2000,  by and between  the  Registrant  and  each  of  Muoi  Van  Tran,  Mohammad
             Ghorbanali   and  Susie  L.   Nemeti   (including   a  schedule  of
             substantially identical terms)
10.9*+       Form of Stock Option Agreement, dated June 28, 1993, by and between the Registrant and each of Muoi Van Tran,  Mohammad  Ghorbanali and
             Susie L. Nemeti  (including a schedule of  substantially  identical terms)
10.10**      Master  Purchase  Agreement,  dated October 1, 2003, by and between the Registrant and The Furukawa Electric Co., Ltd.
21.1*        List of Subsidiaries of the Registrant
23.1         Consent of Deloitte & Touche LLP
31.1         Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002.
31.2         Certification  of Chief  Financial  Officer  pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002.
32.1         Certification  of  Chief  Executive  Officer  and  Chief  Financial
             Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective November 2, 2000 (File No. 333-44862) under the same exhibit number, and is incorporated by reference herein.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
** Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.
*** Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2002 on December 27, 2002 and incorporated herein by reference.