Form 10-Q
period 2003-12-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2004-02-13
CIK 1122668

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

                                       or

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

        The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of January 31, 2004, there were approximately 46,421,100 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.



================================================================================

                      Optical communication products, INC.

                           INDEX TO FORM 10-Q FOR THE
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                                                                PAGE
                             PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

          Balance Sheets as of December 31, 2003 (unaudited) and September
          30, 2003 ...........................................................    1

          Unaudited Statements of Operations for the Three Months Ended           2
          December 31, 2003 and 2002..........................................

          Unaudited Statements of Cash Flows for the Three Months Ended
          December 31, 2003 and 2002..........................................    3

          Unaudited Notes to Financial Statements.............................    4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................    9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...........   26
Item 4.   Controls and Procedures.............................................   26

                  PART II. OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings...................................................   28

Item 6.   Exhibits and Reports on Form 8-K....................................   28

Signatures....................................................................   29

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.
-------------------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands)
                                                                      September
                                                      December 31,       30,
                                                          2003           2003
-------------------------------------------------------------------------------

                                                         (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $   67,370      $  64,895

  Marketable securities                                 65,439         65,607
  Accounts receivable less allowance for
  doubtful accounts: $458 at December 31, 2003
  and $459 at September 30, 2003                         7,348          6,960

 Income taxes receivable                                11,551         11,743
 Inventories                                             5,637          5,592
 Prepaid expenses and other current assets               2,656          1,342
                                                    ----------      ----------
             Total current assets                      160,001        156,139

PROPERTY, PLANT AND EQUIPMENT, Net                      36,854         36,721
MARKETABLE SECURITIES                                                   5,048
INTANGIBLE ASSETS                                        2,010          2,235
                                                    ----------      ---------

TOTAL                                               $  198,865      $ 200,143
                                                    ==========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                 $      471      $     471

  Accounts payable                                       1,923          1,169

  Accounts payable to related parties                    2,648          1,061

  Accrued bonus                                          2,818          4,433

  Other accrued expenses                                 2,769          3,159

  Income taxes payable                                      26             26
                                                    ----------      ----------
              Total current liabilities                 10,655         10,319

LONG-TERM DEBT                                             746            864

OTHER LONG-TERM LIABILITIES                                600            600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A - common stock, $.001 par value;
  200,000,000 shares authorized, 46,358,881
  and 46,297,285 shares issued and outstanding
  at December 31, 2003 and September 30, 2003,
  respectively                                              46             46
  Class B - common stock $.001 par value;
  66,000,000 shares authorized,
  66,000,000 shares issued and outstanding at
  December 31, 2003 and September 30, 2003                  66             66
  Additional paid-in capital                           132,759        132,712
  Retained earnings                                     53,993         55,536
                                                    ----------      ----------
          Total stockholders' equity                   186,864        188,360

TOTAL                                               $  198,865      $ 200,143
                                                    ==========      =========

OPTICAL COMMUNICATION PRODUCTS, INC.

-------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                 Three Months Ended December 31,
                                                 -----------------------------
                                                      2003           2002

-------------------------------------------------------------------------------
                                                         (Unaudited)

REVENUE                                           $   13,769        $   9,400
                                                  ----------        ---------

COST OF REVENUE                                        8,185            6,439
                                                  ----------        ---------

GROSS PROFIT                                           5,584            2,961
                                                  ----------        ---------

EXPENSES:
    Research and development                           4,253            3,011
    Selling and marketing                              1,348              959
    General and administrative                         1,596            1,309
                                                  ----------        ---------

Total expenses                                         7,197            5,279
                                                  ----------        ---------

LOSS FROM OPERATIONS                                  (1,613)          (2,318)

OTHER INCOME, Net                                        262              592
                                                  ----------        ---------

LOSS BEFORE INCOME TAXES                              (1,351)          (1,726)
                                                  ----------        ---------

INCOME TAX PROVISION (BENEFIT)                           192             (587)
                                                  ----------        ---------

NET LOSS                                          $   (1,543)       $  (1,139)
                                                  ==========        =========

BASIC LOSS PER SHARE                              $     (.01)            (.01)
                                                  ==========        =========


DILUTED LOSS PER SHARE                            $     (.01)            (.01)
                                                  ==========        =========

BASIC SHARES OUTSTANDING                             112,338          109,523
                                                  ==========        =========

DILUTED SHARES OUTSTANDING                           112,338          109,523
                                                  ==========        =========

OPTICAL COMMUNICATION PRODUCTS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(In thousands)


                                                Three Months Ended December 31,
                                               -------------------------------
                                                    2003            2002
-------------------------------------------------------------------------------
                                                        (Unaudited)

Operating Activities:

Net loss                                         $    (1,543)       $    (1,139)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                     1,490                992

     Amortization of premium on marketable
     securities                                          310                417

     Tax benefit from exercise of non-qualified
     stock options                                                          545


     Stock option compensation expense                                       44

     Changes in operating assets and liabilities:

       Accounts receivable, net                         (388)            (1,448)

       Income taxes receivable                           192             (1,132)

       Inventories                                       (45)             1,446

       Prepaid expense and other current assets       (1,314)            (1,421)

       Other long-term assets                                               117

       Accounts payable                                  754                 72

       Accounts payable to related parties             1,587                477

       Accrued bonus                                  (1,615)              (837)

       Income taxes payable                                                 (20)

       Other accrued expenses                           (390)                78
                                                 -----------        -----------

Net cash used in operating activities                   (962)            (1,809)
                                                 -----------        -----------

Investing Activities:

Purchase of marketable securities                    (10,094)           (20,376)

Maturities of marketable securities                   15,000             15,000

Purchase of property, plant and equipment             (1,398)            (6,735)
                                                 -----------        -----------

Net cash provided by (used in) investing
activities                                             3,508            (12,111)
                                                 -----------        -----------

Financing Activities:

Principal payments on long-term debt                    (118)              (117)

Issuance of common stock                                  47                 26
                                                 -----------        -----------

Net cash used in financing activities                    (71)               (91)
                                                 -----------        -----------

Increase (decrease) in cash and cash equivalents       2,475            (14,011)

Cash and cash equivalents, beginning of year          64,895             85,426
                                                 -----------        -----------

Cash and cash equivalents end of period          $    67,370        $    71,415
                                                 -----------        -----------

Supplemental disclosures of cash flow
information:
Cash paid during period for:
       Interest (paid)                           $       (11)       $       (16)

       Income taxes (paid)                       $         -        $       (20)

NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of December 31, 2003 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the annual report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2003. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 58.7% of the Company's common stock at December 31, 2003, which accounts for 93.4% of the combined voting power of all of our outstanding stock.

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

                                           Three months ended December 31,
                                           -------------------------------
                                                 2003          2002
                                           (in thousands, except per share
                                                     amounts)

Net loss:

  As reported                               $   (1,543)      $   (1,139)
  Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                    (1,525)          (1,730)
                                            ----------------------------
  Pro forma                                 $   (3,068)      $   (2,869)
                                            =============================

Basic loss per share

  As reported                               $    (0.01)      $    (0.01)
  Pro forma                                 $    (0.03)      $    (0.03)

Diluted loss per share

 As reported                                $    (0.01)      $    (0.01)
 Pro forma                                  $    (0.03)      $    (0.03)


     The fair value of each option grant estimated on the date of grant used to compute pro forma income per share is estimated using the Black-Scholes option-pricing model. The following assumptions were used in completing the model:


                                     Three months ended December 31,
                                     -------------------------------
                                        2003               2002
                                        ----               ----

     Dividend yield                       0%                 0%
     Expected volatility                180%               174%
     Risk-free rate of return          3.89%              4.02%
     Expected life (years)               7.1                7.1


     During the three months ended December 31, 2003 and 2002, the Company granted 16,000 and 575,004 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The fair market values of the underlying Common Stock on the dates of the grant were $3.64 and $0.95, for the three months ended December 31, 2003 and 2002, respectively.

     Recent Accounting Pronouncements

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

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
     51. FIN 46, which require certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material effect on the Company's financial condition, results of operations or liquidity.

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

2.   INVENTORIES

     Inventories consist of the following:

                                            December 31,        September 30,
                                          -------------------------------------
                                                2003                 2003
                                            (Unaudited)
                                                     (in thousands)
     --------------------------------------------------------------------------

     Raw materials                        $   1,571                 $    1,988
     Work-in-process                          3,722                      3,090
     Finished goods                             344                        514
                                          -----------               ------------
     Total inventories                    $   5,637                 $    5,592
                                          ===========               ============

    3.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:


                                               December 31,        September 30,
                                             -----------------------------------
                                                   2003                 2003
                                               (Unaudited)
                                                     (in thousands)                 Useful Lives
        ------------------------------------------------------------------------------------------
        Land                              $  8,074                    $  8,074
        Buildings and improvements          18,841                      17,959       39 years
        Machinery and equipment             19,260                      18,937        5 years
        Furniture and fixtures                 378                         367        3 years
        Computer hardware and software       1,446                       1,388        5 years
        Leasehold improvements                 156                          32        5 years
                                          -----------                 -----------
        Less accumulated depreciation       48,155                      46,757
                                            11,301                      10,036
                                          -----------                 -----------
                                          $ 36,854                    $ 36,721
                                          ===========                 ===========


4.    DEFERRED INCOME TAXES

     The income tax expense of $192,000 in the quarter ended December 31, 2003 includes a charge of $523,000 related to the valuation allowance for the carry-forward of net loss for the quarter ended December 31, 2003, to reduce the deferred income tax asset to the amount expected to be realized. The income tax benefit was $587,000 in the quarter ended December 31, 2002, based on an effective tax rate of 34.0%.

5.   INTANGIBLE ASSETS

     Effective May 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The Company completed its annual impairment test during the fourth quarter of fiscal year ended September 30, 2003 and no impairment was recorded. The following sets forth the intangible assets by major asset class:


                              As of          As of         Weighted Average
                           December 31,  September 30,      Amortization
                               2003          2003              Period
                          -------------------------------------------------
                                 (in thousands)              (Years)

Licensing Fees            $ 2,000        $ 2,000                3.5
Accumulated Amortization   (1,183)        (1,067)

Patents                       950            950                5.0
Accumulated Amortization     (222)          (174)

Acquired Technology         1,216          1,216                5.0
Accumulated Amortization     (284)          (223)
                          --------------------------

Total intangible assets     2,477          2,702
(Less) current portion       (467)          (467)
                          ------------------------------
                          $ 2,010        $ 2,235
                          ==============================


     Aggregate amortization expense related to intangible assets was approximately $225,000 and $117,000 for the three months ended December 31, 2003 and 2002, respectively. There was no impairment loss recorded during three months ended December 31, 2003 or 2002.

     Following is a summary of future amortization expense in each of the next five fiscal years.

                                                 (in thousands)

    remaining nine months fiscal 2004                $   675
    fiscal 2005                                          900
    fiscal 2006                                          433
    fiscal 2007                                          433
    fiscal 2008                                           36
                                                    --------

                                                     $ 2,477
                                                    ========



6.   EARNINGS (LOSS) PER SHARE

        The following is a calculation of basic and diluted loss per share ("EPS"):

                                              Three Monts Ended December 31,
                                            ----------------------------------
                                                   2003            2002
                                           (in thousands, except per share data)

BASIC EPS COMPUTATION:
Net loss applicable to common stock          $   (1,543)         $   (1,139)
                                             ==========          ==========
Weighted average common shares outstanding      112,338             109,523
                                             ----------          ----------
Basic loss per share                         $    (0.01)         $    (0.01)
                                             ==========          ==========

DILUTED EPS COMPUTATION:
Net loss applicable to common stock          $   (1,543)         $   (1,139)
                                             ==========          ==========
Diluted shares outstanding                      112,338             109,523
                                             ----------          ----------

Diluted earnings (loss) per share            $    (0.01)         $    (0.01)
                                             ==========          ==========

7.   COMMITMENTS AND CONTINGENCIES

        Operating Leases

        The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the three months ended December 31, 2003 and 2002 was $102,000 and $119,000, respectively.

        Following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003:

        (in thousands)
        ------------------------------------------------------
           nine months thru September 30, 2004        $   385
           2005                                           518
           2006                                           185
           2007                                            12
        ------------------------------------------------------
        Total minimum lease payments                  $ 1,100
        =====================================================

        Warranty Accruals - The Company provides a standard warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve.

                            Balance at  Additions                Balance at
                            beginning   charged to                end of
       Warranty Reserve     of period    expense   (Deductions)   period
       Three months ended:
         December 31, 2002   $ 43,000    $  9,000   $ (6,000)    $ 46,000
         December 31, 2003   $ 46,000    $(14,000)  $ (3,000)    $ 29,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed below in this Report under "Risk Factors" and elsewhere in this Report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended September 30, 2003.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory write-downs, accrued expenses and deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

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

        Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.7% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock as of the fiscal quarter ended December 31, 2003. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement, which we entered into with Furukawa on October 1, 2003.

        We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to original equipment manufacturers or OEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for OEMs and to distributors. We define our customers as OEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 70.3% and 63.3% of our total revenue for the fiscal quarters ended December 31, 2003 and 2002, respectively. Cisco Systems and Alcatel (including sales to each of their contract manufacturers) accounted for approximately 13.7% and 12.6%, respectively, of our total revenue for the fiscal quarter ended December 31, 2003. Acterna, Cisco Systems, and Alcatel (including sales to each of their contract manufacturers) accounted for approximately 12.8%, 12.2% and 10.7%, respectively, of our total revenue for the fiscal quarter ended December 31, 2002. No other customer accounted for more than 10.0% of our total revenue for the fiscal quarters ended December 31, 2003 and 2002.

        For financial reporting purposes, we consider our customers to be the OEMs, CMs and distributors who place purchase orders with us directly. For the fiscal quarter ended December 31, 2003, Comstar Communications accounted for 10.2% of our total revenue. No other direct sales customer accounted for more than 10.0% of our total revenue for the fiscal quarters ended December 31, 2003 and 2002. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

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

        Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we may continue to expand our internal research and development capabilities in the future to develop new products. As a result, we expect that our research and development expenses in absolute dollar amounts may increase in future periods.

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

Results of Operations - Comparison of Three Months Ended December 31, 2003 and 2002

        Revenue - Revenue increased 46.5% to $13.8 million in the quarter ended December 31, 2003 from $9.4 million in the quarter ended December 31, 2002. This increase was due substantially to an increase in demand from our existing customers. Sales of our products for metropolitan area networks increased to approximately 88% of revenue for the quarter ended December 31, 2003 from approximately 79% of revenue for the quarter ended December 31, 2002. Sales of our products for local area and storage area networks decreased to approximately 11% of revenue for the quarter ended December 31, 2003 from approximately 16% of revenue for the quarter ended December 31, 2002. We do not expect that our rate of year-to-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions.

        Cost of Revenue - Cost of revenue increased 27.1% to $8.2 million in the quarter ended December 31, 2003 from $6.4 million in the quarter ended December 31, 2002. Gross margin increased to 40.6% from 31.5% during this period. The increase in gross margin was primarily due to the result of $1.1 million of inventory used in production during the quarter ended December 31, 2003 that was previously written down as excess inventory. This increase was partially offset by an increase in material costs used for production of our products. Gross margin also increased due to a decrease in manufacturing cost as a percent of sales from 25.3% to 19.4% during the quarters ended December 31, 2002 and 2003, respectively, which is the result of favorable economies of scale achieved due to the increase in our production activities during the quarter.

        Research and Development - Research and development expenses increased 41.2% to $4.3 million in the quarter ended December 31, 2003 from $3.0 million in the quarter ended December 31, 2002. This increase was primarily due to an increase in salaries and other operating costs associated with the hiring of additional engineering personnel. This increase was primarily due to an increase in salaries and other operating costs associated with the hiring of additional engineering personnel in Woodland Hills, California and an increase in salaries and other operating costs associated with our October 9, 2002 acquisition of certain assets of Cielo Communications, a research and design company located in Broomfield, Colorado and our January 31, 2003 acquisition of certain assets of Gore Photonics, a research and development company in Elkton, Maryland.

        Sales and Marketing - Sales and marketing expenses increased 40.6% to $1.3 million in the quarter ended December 31, 2003 from $959,000 in the quarter ended December 31, 2002. This increase was primarily due to an increase of $226,000 in salaries and benefits resulting from the addition of sales and marketing personnel hired since December 31, 2002 and an increase of $166,000 in commissions to independent manufacturers' representatives as a result of the increase in revenue.

        General and Administrative - General and administrative expenses increased 21.9% to $1.6 million in the quarter ended December 31, 2003 from $1.3 million in the quarter ended December 31, 2002. This increase was due to an increase in salaries and benefits as a result of additional personnel hired and an increase of legal and consulting fees primarily associated with analysis of strategic alternatives. These increases were partially offset by a $150,000 decrease in bad debt provision due to a decrease in delinquent accounts.

        Income Taxes - The income tax expense of $192,000 in the quarter ended December 31, 2003 includes a charge of $523,000 related to the valuation allowance for the carry-forward of net loss for the quarter ended December 31, 2003, to reduce the deferred income tax asset to the amount expected to be realized. The income tax benefit was $587,000 in the quarter ended December 31, 2002, based on an effective tax rate of 34.0%.

Liquidity and Capital Resources

        As of December 31, 2003, our primary source of liquidity was our cash and cash equivalents balance of $67.4 million and our marketable securities balance of $65.4 million, which consists primarily of United States Treasury notes and bonds. At September 30, 2003, we had $64.9 million in cash and cash equivalents and $65.6 million in current and $5.0 million in long-term marketable securities.

        Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of December 31, 2003, our working capital was $149.3 million with a current ratio of 15:1 compared to our working capital of $145.8 million with a current ratio of 15:1 as of September 30, 2003. Our working capital increased during the three months ended December 31, 2003 primarily due to approximately $5.0 million in long-term marketable securities, which have rolled into current marketable securities during the quarter ended December 31, 2003. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, marketable securities and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

        As of December 31, 2003, we had a $1.2 million balance outstanding under our term loan. The term loan bears interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our former primary corporate and manufacturing facility in Chatsworth, California.

        The term loan contains customary covenants, including covenants limiting indebtedness and the disposition of assets. To secure our payment and performance obligations under the term loan we have pledged all of our assets as collateral. The term loan also requires that we comply with financial covenants, which require us to maintain our tangible net worth, cash position and revenue at specified levels. As of December 31, 2003, we were in compliance with all loan covenants. Our need to comply with these covenants does not materially affect the operation of our business.

        On March 27, 2003, we terminated our revolving credit facility with Manufacturer's Bank. The credit limit of the revolving credit facility was $1.0 million. No amounts had been borrowed against the revolving credit facility through the termination date of the revolving credit facility in 2003.

        During the three months ended December 31, 2003, cash used in operations was $1.0 million compared to cash used in operations of $1.8 million in the three months ended December 31, 2002. The cash used in operating activities during the three months ended December 31, 2003 was the result of increases in accounts receivable and prepaid expenses and a decrease in accrued bonus. These were partially offset by increases in accounts payable, accounts payable to related parties and the net loss after adding back the adjustments for depreciation and amortization used to reconcile net loss to net cash. The cash used in operating activities during the three months ended December 31, 2002 was the result of increases in accounts receivable, income taxes receivable and prepaid expenses and a decrease in accrued bonus. These were partially offset by the net loss after adding back the adjustments for depreciation and amortization used to reconcile net loss to net cash, and a decrease in inventories.

        During the three months ended December 31, 2003, cash provided by investing activities was $3.5 million compared to cash used in investing activities of $12.1 million in the three months ended December 31, 2002. The cash provided by investing activities in the three months ended December 31, 2003 was primarily the result of $4.9 million in marketable securities purchases net of maturities, partially offset by $1.4 million in property plant and equipment purchases. The cash used in investing activities during the three months ended December 31, 2002 was due to $6.7 million in cash purchase price and direct costs associated with the October 9, 2002 acquisition of certain assets of Cielo Communications, Inc. and $5.4 million in marketable securities purchases net of maturities. Cielo Communications, Inc. is a research and design company located in Broomfield, Colorado. The purchase price includes the acquisition of capital equipment and intellectual property.

        During the three months ended December 31, 2003 and 2002, cash used in financing activities was $71,000 and $91,000, respectively. The majority of cash used in financing activities was for principal payments on the long-term debt.

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

        Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 88% and 79% of our revenue for the three months ended December 31, 2003 and 2002, respectively.

        The downturn in our industry have caused communications service providers to reduce their capital spending on fiber optic equipment and delayed the deployment of new and build-out of existing fiber optic networks. As the result of currently uncertain economic and market conditions, (a) our revenue may decline, (b) we are unable to predict future revenue accurately, and (c) we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

        o uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers and, ultimately we, depend for revenue;
        o the telecommunications carriers' current limited access to the capital required for expansion;
        o      lower near term revenue visibility;  and
        o      general market and economic uncertainty.

`       Based on these  and other  factors,  many of our  major  customers  have reduced orders for our products and have expressed uncertainty as to their future requirements. As a result, our revenue in future periods may decline. In addition, our ability to meet financial expectations for future periods may be harmed.

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

        We purchase several key components that we incorporate into our products from a limited number of suppliers. We also purchase the majority of our lasers from Furukawa under a Master Purchase Agreement. We do not have long-term supply contracts with any of our other key suppliers and our agreement with Furukawa is only for one year. Our dependence on a small number of suppliers and our lack of longer term supply contracts exposes us to several risks, including our potential inability to obtain an adequate supply of quality components, price increases and late deliveries. We have experienced shortages and delays in obtaining key components in the past and expect to experience shortages and delays in the future.

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

        We incur expenses from time to time that may not generate revenue until subsequent quarters. In addition, in connection with new product introductions, we incur research and development expenses and sales and marketing expenses that are not matched with revenue until a subsequent quarter when the new product is introduced. We cannot assure you that our expenditures on manufacturing capacity will generate increased revenue in subsequent quarters or that new product introductions will generate sufficient revenue in subsequent quarters to recover our research and development expenditures. If growth in our revenue does not outpace the increase in our expenses, our quarterly operating results may fall below expectations and cause our stock price to decline significantly.

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

        Since early 2001, unfavorable economic conditions in the United States detrimentally affected the U.S. manufacturing industry, particularly sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers during this period indicate that there is a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce existing inventories. Based on these and other factors, some of our customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. In addition, the economic slowdown has required us to aggressively manage our costs and expenses, including our July 2001 and April 2002 announcements of the elimination of approximately 110 jobs and 45 jobs, respectively, primarily in the manufacturing area. Our business, operating results and financial condition may continue to suffer if the global economy, economic conditions in the United States, or fiber optics equipment market do not improve.

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

        We have been registered under ISO 9001:1994 in the past and we are undergoing a transition to be registered under ISO 9001:2000. If we are unsuccessful in obtaining timely registration under ISO 9001:2000 standards, we may lose the sales opportunities with certain customers based on their specific requirements. We are currently certified under ISO 9001:1994.

If we fail to predict our manufacturing requirements accurately, we could incur additional carrying costs and have excess and obsolete inventory or we could experience manufacturing delays, which could cause us to lose orders or customers.

        We currently use historical data, a backlog of orders and estimates of future requirements to determine our demand for components and materials. We must accurately predict both the demand for our products and the lead-time required to obtain the necessary components and materials. Lead times for components and materials vary significantly depending on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. We generally maintain levels of inventories that increase our inventory carrying costs and periodically cause us to have excess and obsolete inventory. However, if we were to underestimate our purchasing requirements, manufacturing could be interrupted, resulting in delays in shipments.

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

        In addition, existing and potential customers, especially in Japan and other international markets may also become competitors. These customers have the internal capabilities to integrate their operations by producing their own optical subsystems and modules or by acquiring our competitors or the rights to produce competitive products or technologies, which may allow them to reduce their purchases or cease purchasing from us.

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

If we are unable to generate adequate additional revenue as a result of the expansion of our sales operations, our competitive position may be harmed and our revenue or margins may decline.

        Historically, we have relied primarily on a limited direct sales force, supported by third party manufacturers' representatives and distributors, to sell our products. Our sales strategy focuses primarily on developing and expanding our direct sales force, manufacturers' representatives and distributors. We have incurred and will continue to incur significant costs related to the expansion of our sales operations. If the expansion of our sales operations does not generate adequate additional revenue, our operating margins may decline. To the extent we are unsuccessful in developing our direct sales force, we will likely be unable to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant manufacturers' representatives or distributors, or if these representatives or distributors are not successful in their sales or marketing efforts, sales of our products may decrease and our competitive position would be harmed. Our representatives or distributors may not market our products effectively or may not continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage our domestic and foreign sales and support staff or maintain existing or establish new relationships with manufacturer representatives and distributors would harm our revenue and result in declining margins.

The market for our products is new and is characterized by rapid technological changes and evolving industry standards. If we do not respond to the changes in a timely manner, our products likely will not achieve market acceptance.

        The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a successful and timely basis. Since the costs for research and development of new products and technology are expensed as incurred, we expect a negative impact on our reported net operating results. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our revenue will decline.

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

        The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them and the United States military action against Iraq have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism and the heightened security measures in response to such threats have and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the market price for our Class A common stock and on the future price of our Class A common stock.

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

        Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 39.9% and 39.6% of our revenue for the three months ended December 31, 2003 and 2002, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. We may expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

        .
        A portion of our international revenue and expenses may be denominated in foreign currencies in the future. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in currency hedging activities. These factors could adversely impact our international sales or increase our costs of doing business abroad or impair our ability to expand into international markets, and therefore could significantly harm our business.

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

        Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of December 31, 2003 represented 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative will have on our stock price if accomplished. Uncertainties and risks relating to our exploration of strategic alternatives include:

        o the exploration of strategic alternatives may disrupt operations and distract management, which could have a material adverse effect on our operating results;
        o the process of exploring strategic alternatives may be more time consuming and expensive than we currently anticipate;
        o we may not be able to successfully achieve the benefits of the strategic alternative undertaken by us; and
        o perceived uncertainties as to the future direction of the Company may result in the loss of employees or business partners.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are currently exposed to interest rate risk on our existing term loan and revolving credit facility and on our investment portfolio. Our variable rate debt consists of term loan borrowing of $1.2 million.

        The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $67.4 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $65.4 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

        As of December 31, 2003, our investment in marketable securities had a weighted-average time to maturity of approximately 202 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from three months to two years.

        If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $12,000 on our term loan and an annual increase or decrease of interest income of $1.3 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment. Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

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


               (b) Report on Form 8-K:

               The Company furnished, but did not file, one Current Report on Form 8-K during the quarter ended December 31, 2003. The report dated November 3, 2003 contained the Company's press release announcing its earnings for quarter ended September 30, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OPTICAL COMMUNICATION PRODUCTS, INC.,
                               a Delaware corporation


Date:   February 11, 2004      By:    /s/ Muoi Van Tran
        -----------------             ---------------------
                                      Name:  Muoi Van Tran
                                      Title: Chairman of the Board,
                                      Chief Executive Officer and President


Date:   February 11, 2004      BY:    /s/ Susie Nemeti
        -----------------             ---------------------
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