Form 10-Q
period 2004-03-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2004-05-13
CIK 1122668

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       or

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

        The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of May 1, 2004, there were approximately 46,655,727 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.


================================================================================

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2004


                                                                                       PAGE
                             PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2004 (unaudited) and September 30, 2003 ....     1

          Statements of Operations for the Three and Six Months Ended March 31,
          2004 and 2003 (unaudited)..................................................     2

          Statements of Cash Flows for the Six Months Ended March 31,
          2004 and 2003 (unaudited)...................................................    3

          Notes to Financial Statements (unaudited)..................................     4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations..............................................................     9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk..................    27

Item 4.   Controls and Procedures....................................................    28

                  PART II. OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings..........................................................    29

Item 4.   Submission of Matters to a Vote of Security Holders........................    29

Item 6.   Exhibits and Reports on Form 8-K...........................................    30

Signature............................................................................    31

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
(Dollars in thousands)


                                                                                            March 31,           September 30,
                                                                                               2004                 2003
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                              $         65,371     $        64,895
  Marketable securities                                                                            65,542              65,607
  Accounts receivable less allowance for doubtful accounts:
    $492 at March 31, 2004 and $459 at September 30, 2003                                           9,105               6,960
  Income taxes receivable                                                                          11,551              11,743
  Inventories                                                                                       6,947               5,592
  Prepaid expenses and other current assets                                                         2,342               1,342
                                                                                         ----------------    ----------------

           Total current assets                                                                   160,858             156,139

Property, plant and equipment, net                                                                 35,923              36,721
Marketable securities                                                                                                   5,048
Intangible assets, net                                                                              1,786               2,235
                                                                                         ----------------    ----------------

TOTAL ASSETS                                                                             $        198,567     $       200,143
                                                                                         ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                      $            471     $           471
  Accounts payable                                                                                  1,596               1,169
  Accounts payable to related parties                                                               2,097               1,061
  Accrued bonus                                                                                     3,548               4,433
  Other accrued expenses                                                                            2,780               3,159
  Income taxes payable                                                                                 26                  26
                                                                                         ----------------    ----------------

           Total current liabilities                                                               10,518              10,319
                                                                                         ----------------    ----------------

LONG-TERM DEBT, net of current portion                                                                629                 864
OTHER LONG-TERM LIABILITIES                                                                           600                 600
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A  common  stock,  $0.001  par  value;  200,000,000  shares  authorized,
    46,520,731 and 46,297,285 shares outstanding at March 31, 2004
    and September 30, 2003, respectively.                                                              47                  46
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    March 31, 2004 and September 30, 2003                                                              66                  66
  Additional paid-in-capital                                                                      132,811             132,712
  Retained earnings                                                                                53,896              55,536
                                                                                         ----------------    ----------------

           Total stockholders' equity                                                             186,820             188,360
                                                                                         ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $        198,567     $       200,143
                                                                                         ================    ================

                       See notes to financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)


                                                Three Months Ended March 31,             Six Months Ended March 31,
                                                ----------------------------             --------------------------

                                                 2004               2003                2004                2003
------------------------------------------------------------------------------------------------------------------------

REVENUE                                   $         15,909    $          9,568    $         29,678    $         18,968

COST OF REVENUE                                      8,777               6,005              16,962              12,444
                                          ----------------    ----------------    ----------------    ----------------

GROSS PROFIT                                         7,132               3,563              12,716               6,524
                                          ----------------    ----------------    ----------------    ----------------

EXPENSES:
  Research and development                           4,565               4,232               8,818               7,243
  Selling and marketing                              1,330               1,103               2,678               2,062
  General and administrative                         1,628               1,354               3,224               2,663
                                          ----------------    ----------------    ----------------    ----------------

           Total expenses                            7,523               6,689              14,720              11,968
                                          ----------------    ----------------    ----------------    ----------------

LOSS FROM OPERATIONS                                  (391)             (3,126)             (2,004)             (5,444)

OTHER INCOME, Net                                      294                 492                 556               1,084
                                          ----------------    ----------------    ----------------    ----------------

LOSS BEFORE INCOME TAXES                               (97)             (2,634)             (1,448)             (4,360)

INCOME TAX PROVISION (BENEFIT)                                            (899)                192              (1,486)
                                          ----------------    ----------------    ----------------    ----------------

NET LOSS                                  $            (97)   $         (1,735)   $         (1,640)   $         (2,874)
                                          ================    ================    ================    ================

BASIC LOSS PER SHARE                      $          (0.00)   $          (0.02)   $          (0.01)   $          (0.03)
                                          ================    ================    ================    ================

DILUTED LOSS PER SHARE                    $          (0.00)   $          (0.02)   $          (0.01)   $          (0.03)
                                          ================    ================    ================    ================

BASIC SHARES OUTSTANDING                           112,458             110,720             112,398             110,131
                                          ================    ================    ================    ================

DILUTED SHARES OUTSTANDING                         112,458             110,720             112,398             110,131
                                          ================    ================    ================    ================


                       See notes to financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)



                                                                                       Six Months Ended March 31,
                                                                                        2004              2003
----------------------------------------------------------------------------------------------------------------------

Operating Activities:
  Net loss                                                                          $     (1,640)      $     (2,874)

  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation and amortization of property, plant and equipment                         2,533              2,120
    Amortization of intangibles                                                              449                414
    Amortization of  premiums on marketable securities                                       583                809
    Tax benefit from exercise of non-qualified stock options                                                    621
    Stock option compensation expense                                                                            44
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                            (2,145)            (1,957)
      Income taxes receivable                                                                192             (1,414)
      Inventories                                                                         (1,355)             1,791
      Prepaid expense and other assets                                                    (1,000)              (894)
      Accounts payable                                                                       427                348
      Accounts payable to related parties                                                  1,036              1,425
      Accrued bonuses                                                                       (885)              (507)
      Other accrued expenses                                                                (379)               532
      Income taxes payable                                                                                      (40)
      Other liabilities                                                                                          50
                                                                                    ------------       ------------

Net cash (used in) provided by operating activities                                       (2,184)               468
                                                                                    ------------       ------------

Investing Activities:
Purchase of marketable securities                                                        (25,470)           (35,908)
Maturities of marketable securities                                                       30,000             30,000
Purchase of property, plant and equipment                                                 (1,735)              (564)
Cash paid for acquisitions                                                                                  (10,005)
                                                                                    ------------       ------------

Net cash provided by (used in) investing activities                                        2,795            (16,477)
                                                                                    ------------       ------------

Financing Activities:
Principal payments on long-term debt                                                        (235)              (235)
Issuance of common stock                                                                     100                 32
                                                                                    ------------       ------------

Net cash used in financing activities                                                       (135)              (203)
                                                                                    ------------       ------------

Increase (decrease) in cash and cash equivalents                                             476            (16,212)

Cash and cash equivalents, beginning of period                                            64,895             85,426
                                                                                    ------------       ------------

Cash and cash equivalents end of period                                             $     65,371       $     69,214
                                                                                    ============       ============

Supplemental disclosures of cash flow information:
Cash paid during period for:
      Interest                                                                      $         20       $         30
      Income taxes                                                                  $          -       $         40


                       See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 2004 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the annual report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2003. The results of operations for the periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 58.7% of the Company's common stock at March 31, 2004, which accounts for 93.4% of the combined voting power of all of the Company's outstanding stock.

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




                                                          Three months ended March 31,       Six months ended March 31,
                                                            2004              2003            2004               2003
                                                            ----              ----            ----               ----
                                                                    (in thousands, except per share amounts)

Net loss:
    As reported:                                      $         (97)    $      (1,735)    $      (1,640)    $      (2,874)
    Deduct total stock-based employee
    compensation expense determined under
    fair value based method for all awards, net
    of related tax effects:                                  (1,553)           (1,366)           (3,066)           (2,717)
                                                      ---------------------------------   ----------------------------------
    Pro forma                                         $      (1,650)    $      (3,101)    $      (4,706)    $      (5,591)
                                                      =================================   ===================================
Basic loss per share
  As reported                                         $       (0.00)    $       (0.02)    $       (0.01)    $       (0.03)
  Pro forma                                           $       (0.01)    $       (0.03)    $       (0.04)    $       (0.05)

Diluted loss per share
  As reported                                         $       (0.00)    $       (0.02)    $       (0.01)    $       (0.03)
  Pro forma                                           $       (0.01)    $       (0.03)    $       (0.04)    $       (0.05)

        The fair value of each option grant estimated on the date of grant used to compute pro forma income per share is estimated using the Black-Scholes option-pricing model. The following assumptions were used in completing the model:



                                  Three months ended March 31,     Six months ended March 31,
                                    2004              2003           2004              2003
                                    ----              ----           ----              ----

Dividend yield                       0%                0%             0%                0%
Expected volatility                 185%              174%           183%              174%
Risk-free rate of return           3.55%             3.81%          3.66%             4.08%
Expected life (years)                7.1              7.1            7.1               7.1

        During the three months ended March 31, 2004 and 2003, the Company granted 214,000 and 270,000 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The fair market values of the underlying Common Stock on the dates of the grant were $2.95 and $0.93, for the three months ended March 31, 2004 and 2003, respectively.

        During the six months ended March 31, 2004 and 2003, the Company granted 230,000 and 802,004 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The fair market values of the underlying Common Stock on the dates of the grant were $3.00 and $0.93, for the six months ended March 31, 2004 and 2003, respectively.

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

2. INVENTORIES

        Inventories consist of the following (in thousands):

                                             March 31,         September 30,
                                               2004                 2003
                                            (Unaudited)

        -----------------------------------------------------------------------

        Raw materials                    $        2,678       $        1,988
        Work-in-process                           3,793                3,090
        Finished goods                              476                  514
                                         ------------------   -----------------
        Total inventories                $        6,947       $        5,592
                                         ==================   =================


3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):



                                                 March 31,          September 30,
                                                   2004                 2003
                                                (Unaudited)
                                                                                       Useful Lives
        ---------------------------------------------------------------------------------------------

        Land                                 $        8,074       $        8,074
        Buildings and improvements                   18,901               17,959        39 years
        Machinery and equipment                      19,473               18,937         5 years
        Computer hardware and software                1,485                1,388         3 years
        Furniture and fixtures                          379                  367         5 years
        Leasehold improvements                          180                   32         9 years
                                             ------------------   -----------------
                                                     48,492               46,757
        Less accumulated depreciation                12,569               10,036
                                             ------------------   -----------------
                                             $       35,923       $       36,721
                                             ==================   =================

4. DEFERRED INCOME TAXES

        There was no income tax benefit in the three months ended March 31, 2004 and an income tax expense of $192,000 in the six months ended March 31, 2004. The income tax includes a charge of $34,000 and $557,000 related to the valuation allowance for the carry-forward of net loss for the three and six months ended March 31, 2004, respectively, to reduce the deferred income tax asset to the amount determined more likely than not to be realized. The income tax benefit of $899,000 and $1.5 million in the three and six months ended March 31, 2003, was based on an effective tax rate of 34.1%.

5. INTANGIBLE ASSETS

        Effective May 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The Company completed its annual impairment test during the fourth quarter of fiscal year ended September 30, 2003 and no impairment was recorded. The following sets forth the intangible assets by major asset class:



                                                                 As of              Weighted Average
                                                                                       Amortization
                                                  March 31, 2004  September 30, 2003     Period
                                                -----------------------------------------------------
                                                             (in thousands)               (Years)

Licensing Fees                                   $      2,000     $      2,000             3.5
   Accumulated Amortization                            (1,300)          (1,067)

Patents                                                   950              950             5.0
   Accumulated Amortization                              (269)            (174)

Acquired Technology                                     1,216            1,216             5.0
   Accumulated Amortization                              (344)            (223)
                                                ---------------------------------
Total intangible assets, net                            2,253            2,702
   (Less) current portion                                (467)            (467)
                                                ---------------------------------
                                                 $      1,786     $      2,235
                                                =================================

        Aggregate amortization expense related to intangible assets was approximately $224,000 and $297,000 for the three months ended March 31, 2004 and 2003, respectively and $449,000 and $414,000 for the six months ended March 31, 2004, and 2003. There was no impairment loss recorded during three and six months ended March 31, 2004 or 2003.

        Following is a summary of future amortization expense in each of the next five fiscal years.


                                                       (in thousands)

        remaining six months fiscal 2004                  $   451
        fiscal 2005                                           900
        fiscal 2006                                           433
        fiscal 2007                                           433
        fiscal 2008                                            36
                                                         ---------
                                                          $ 2,253
                                                         ==========

6. EARNINGS (LOSS) PER SHARE

        The following is a calculation of basic and diluted earnings (loss) per share ("EPS"):


                                                  Three Months Ended March 31,       Six Months Ended March 31,
                                                 ---------------------------------------------------------------
                                                       2004            2003            2004          2003

                                                               (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------

BASIC EPS COMPUTATION:
 Net loss applicable to common stock               $        (97)   $     (1,735)   $       (1,640)  $     (2,874)
                                                   -------------   -------------      ------------    -----------

Weighted average common shares outstanding              112,458          110,720          112,398        110,131
                                                   -------------   -------------      ------------    -----------

Basic loss per share                               $      (0.00)   $      (0.02)    $       (0.01)  $      (0.03)
                                                   =============   =============      ============    ===========


DILUTED EPS COMPUTATION:
Net loss applicable to common stock                $        (97)   $     (1,735)    $      (1,640)   $    (2,874)
                                                   -------------   -------------     -------------    -----------

Diluted weighted average shares outstanding             112,458         110,720           112,398        110,131
                                                   -------------   -------------     -------------    -----------

Diluted earnings (loss) per share                  $      (0.00)   $      (0.02)    $       (0.01)   $     (0.03)
                                                   =============   =============     =============    ===========

        The weighted average diluted common shares outstanding for the three months ended March 31, 2004 and 2003 excludes the dilutive effect of approximately 7,074,400 and 9,092,500 options, respectively. The weighted average diluted common shares outstanding for the six months ended March 31, 2004 and 2003 excludes the dilutive effect of approximately 7,099,100 and 9,369,900 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's Common Stock during the period or due to a net operating loss.

7. COMMITMENTS AND CONTINGENCIES

        Operating Leases

        The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the three months ended March 31, 2004 and 2003 was $120,000 and $127,000, respectively and for the six months ended March 31, 2004 and 2003 was $247,000 and $229,000, respectively.

        Following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2004:

        (in thousands)
        ----------------------------------------------------------------------
               six months thru September 30, 2004                      $  257
               2005                                                       518
               2006                                                       185
               2007                                                        12
        ----------------------------------------------------------------------
               Total minimum lease payments                            $  971
               ================================================================

        Warranty Accruals

        The Company provides a standard warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve.

                              Balance at    Additions                 Balance at
       Warranty Reserve       beginning     charged to                  end of
                              of period     expense     (Deductions)    period
       Six months ended:
          March 31, 2003      $   43,000    $  19,000    $ (10,000)    $ 52,000
          March 31, 2004      $   46,000    $  (2,000)   $ (12,000)    $ 32,000


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

        Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.7% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock as of the fiscal quarter ended March 31, 2004. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a one-year Master Purchase Agreement, which we entered into with Furukawa on October 1, 2003.

        We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to original equipment manufacturers or OEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for OEMs and to distributors. We define our customers as OEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 67.2% and 63.7% of our total revenue for the quarters ended March 31, 2004 and 2003, respectively. Alcatel, and Cisco Systems (including sales to each of their contract manufacturers) accounted for approximately 17.0% and 10.8%, respectively, of our total revenue for the quarter ended March 31, 2004. Cisco Systems, Acterna Corp. and Alcatel, (including sales to each of their contract manufacturers) accounted for approximately 12.8%, 12.4% and 11.7%, respectively, of our total revenue for the quarter ended March 31, 2003. No other customer accounted for more than 10.0% of our total revenue for the quarters ended March 31, 2004 and 2003.

        For financial reporting purposes, we consider our customers to be the OEMs, CMs and distributors who place purchase orders with us directly. For the quarters ended March 31, 2004 and 2003, no direct sales customer accounted for more than 10.0% of our total revenue. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

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

Results of Operations - Comparison of Three Months Ended March 31, 2004 and 2003

        Revenue - Revenue increased 66.3% to $15.9 million in the quarter ended March 31, 2004 from $9.6 million in the quarter ended March 31, 2003. This increase was due primarily to an increase in demand from our existing customers. Sales of our products for metropolitan area networks were approximately 85% of revenue for the quarter ended March 31, 2004 compared to approximately 81% of revenue for the quarter ended March 31, 2003. Sales of our products for local area and storage area networks were approximately 14% of revenue for the quarter ended March 31, 2004 compared to approximately 11% of revenue for the quarter ended March 31, 2003. We do not expect that our rate of quarter-to-quarter growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

        Cost of Revenue - Cost of revenue increased 46.2% to $8.8 million in the quarter ended March 31, 2004 from $6.0 million in the quarter ended March 31, 2003. Gross margin increased to 44.8% from 37.2% during this period. The increase in gross margin was primarily due to a decrease in manufacturing costs as a percent of revenue to 17.4% from 29.6%, in the quarters ended March 31, 2004 and 2003, respectively. This is the result of the absolute dollar amount of manufacturing costs remaining unchanged at $2.8 million in the quarters ended March 31, 2004 and 2003 compared to an increase in revenues of 66.3% during the same period. Manufacturing costs remained unchanged as a result of a decrease in inventory write downs from $825,000 in the quarter ended March 31, 2003 to $111,000 in the quarter ended March 31, 2004, which was primarily offset by an increase in salaries and benefits and other operating costs associated with our indirect manufacturing operation. The decrease in manufacturing cost as a percent of revenue was partially offset by a 4.9% increase in material cost as a percent of revenue to 33.6% in the quarter ended March 31, 2004 from 28.7% in the quarter ended March 31, 2003. This increase was primarily the result of a decrease in the average selling price of our products sold, which was partially offset by a $1.1 million increase in inventory used in production that was previously written down as excess inventory, from $554,000 used during the quarter ended March 31, 2003 to $1.7 million used during the quarter ended March 31, 2004.

        Research and Development - Research and development expenses increased 7.9% to $4.6 million in the quarter ended March 31, 2004 from $4.2 million in the quarter ended March 31, 2003. This increase was primarily due to an increase in salaries and benefits and other operating costs associated with engineering personnel. We believe research and development expenses may increase in absolute dollars as we continue our research and development efforts.

        Sales and Marketing - Sales and marketing expenses increased 20.6% to $1.3 million in the quarter ended March 31, 2004 from $1.1 million in the quarter ended March 31, 2003. The increase was primarily due to an increase in employee benefit costs as a result of increases in employee payroll related costs as well as employee retention costs associated with our analysis of strategic alternatives. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

        General and Administrative - General and administrative expenses increased 20.2% to $1.6 million in the quarter ended March 31, 2004 from $1.4 million in the quarter ended March 31, 2003. The increase was primarily due to an increase in salaries and benefits, partially from the addition of general and administrative personnel hired since March 31, 2003 and consulting fees associated with analysis of strategic alternatives, including future market opportunities that have been undertaken by our management and board of directors.

        Other Income, net - Other income, net decreased 30.9% to $294,000 in the quarter ended March 31, 2004 from $492,000 in the quarter ended March 31, 2003. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

        Income Taxes - The income tax benefit was $34,000 in the quarter ended March 31, 2004. This was fully offset by a valuation allowance for the carry-forward of net loss to reduce the deferred income tax asset to the amount determined more likely than not to be realized. The income tax benefit was $899,000 in the quarter ended March 31, 2003, based on an effective tax rate of 34.1%.

Results of Operations - Comparison of Six Months Ended March 31, 2004 and 2003

        Revenue - Revenue increased 56.5% to $29.7 million in the six months ended March 31, 2004 from $19.0 million in the six months ended March 31, 2003. This increase was due substantially to an increase in demand from our existing customers. Sales of our products for metropolitan area networks were approximately 86% of revenue for the six months ended March 31, 2004 compared to approximately 80% of revenue for the six months ended March 31, 2003. Sales of our products for local area and storage area networks were approximately 13% of revenue for the six months ended March 31, 2004 compared to approximately 13% of revenue for the six months ended March 31, 2003. We do not expect that our rate of year-to-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

        Cost of Revenue - Cost of revenue decreased 36.3% to $17.0 million in the six months ended March 31, 2004 from $12.4 million in the six months ended March 31, 2003. Gross margin increased to 42.8% in the six months ended March 31, 2004 from 34.4% in the same period last year. The increase in gross margin was primarily due to a decrease in manufacturing costs as a percent of revenue to 18.3% from 27.5%, in the six months ended March 31, 2004 and 2003, respectively. This is the result of a 4.4% increase in the absolute dollar amount of manufacturing costs to $5.4 million from $5.2 million in the six months ended March 31, 2004 and 2003, respectively, compared to an increase in revenues of 56.5% during the same period. The increase in the absolute dollar amount of manufacturing costs was due to an increase in salaries and benefits and other operating costs associated with indirect manufacturing operation, partially offset by a $737,000 decrease in inventory write downs during this period to $538,000 million in the six months ended March 31, 2004 compared to $1.3 million in the six months ended March 31, 2003. The decrease in manufacturing cost as a percent of revenue was partially offset by a 0.9% increase in material cost as a percent of revenue to 34.6% in the six months ended March 31, 2004 from 33.7% in the six months ended March 31, 2003. This increase was primarily the result of a decrease in the average selling price of our products sold, partially offset by a $1.5 million increase in inventory used in production that was previously written down as excess inventory from $1.3 million used during the six months ended March 31, 2003 to $2.8 million used during the six months ended March 31, 2004.

        Research and Development - Research and development expenses increased 21.7% to $8.8 million in the six months ended March 31, 2004 from $7.2 million in the six months ended March 31, 2003. This increase was due to an increase in salaries and other operating costs resulting from the addition of engineering personnel hired in Woodland Hills, California and the increase in personnel associated with the acquisitions of certain business assets of Cielo Communications and Gore Photonics.

        Sales and Marketing - Sales and marketing expenses increased 29.9% to $2.7 million in the six months ended March 31, 2004 from $2.1 million in the six months ended March 31, 2003. The increase was primarily due to an increase of $411,000 in salaries and benefits from the addition of sales and marketing personnel hired and an increase of $189,000 in commissions paid primarily to independent manufacturers' representatives.

        General and Administrative - General and administrative expenses increased 21.1% to $3.2 million in the six months ended March 31, 2004 from $2.7 million in the six months ended March 31, 2003. The increase was primarily due to an increase in salaries and benefits, partially from the addition of general and administrative personnel hired since March 31, 2003 and consulting fees associated with analysis of strategic alternatives, including future market opportunities that have been undertaken by our management and board of directors.

        Other Income, net - Other income, net decreased 48.7% to $556,000 in the six months ended March 31, 2004 from $1.1 million in the six months ended March 31, 2003. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

        Income Taxes - The income tax expense of $192,000 in the six months ended March 31, 2004 includes a charge of $557,000 related to the valuation allowance for the carry-forward of net loss for the six months ended March 31, 2004, to reduce the deferred income tax asset to the amount determined more likely than not to be realized. The income tax benefit was $1.5 million for the six months ended March 31, 2004, based on an effective tax rate of 34.1%.

Liquidity and Capital Resources

        As of March 31, 2004, our primary source of liquidity was our cash and cash equivalents balance of $65.4 million and our marketable securities balance of $65.5 million, which consists primarily of United States Treasury notes and bonds. At September 30, 2003, we had $64.9 million in cash and cash equivalents and $65.6 million in current and $5.0 million in long-term marketable securities.

        Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of March 31, 2004, our working capital was $150.3 million with a current ratio of 15:1 compared to our working capital of $145.8 million with a current ratio of 15:1 as of September 30, 2003. Our working capital increased during the six months ended March 31, 2004 primarily due to approximately $5.0 million in long-term marketable securities, which have rolled into current marketable securities during the quarter ended March 31, 2004. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, marketable securities and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

        As of March 31, 2004, we had a $1.1 million balance outstanding under our term loan. The term loan bears interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our former primary corporate and manufacturing facility in Chatsworth, California.

        The term loan contains customary covenants, including covenants limiting indebtedness and the disposition of assets. To secure our payment and performance obligations under the term loan we have pledged all of our assets as collateral. The term loan also requires that we comply with financial covenants, which require us to maintain our tangible net worth, cash position and revenue at specified levels. As of March 31, 2004, we were in compliance with all loan covenants. Our need to comply with these covenants does not materially affect the operation of our business.

        On March 27, 2003, we terminated our revolving credit facility with Manufacturer's Bank. The credit limit of the revolving credit facility was $1.0 million. No amounts had been borrowed against the revolving credit facility through the termination date of the revolving credit facility in 2003.

        During the six months ended March 31, 2004, cash used in operations was $2.0 million compared to cash provided by operations of $468,000 in the six months ended March 31, 2003. The cash used in operating activities during the six months ended March 31, 2004 was the result of increases in accounts receivable, inventories and prepaid expenses and a decrease in accrued bonus. These were partially offset by increases in accounts payable, accounts payable to related parties and the net loss after adding back the adjustments for depreciation and amortization used to reconcile the net loss to net cash. The cash provided by operating activities during the six months ended March 31, 2003 was the result of a decrease in inventories, increases in accounts payable, accounts payable to related parties and other accrued expenses. These were partially offset by increases in accounts receivable, income taxes receivable and prepaid expenses and a decrease in accrued bonus.

        During the six months ended March 31, 2004, cash provided by investing activities was $2.8 million compared to cash used in investing activities of $16.5 million in the six months ended March 31, 2003. The cash provided by investing activities in the six months ended March 31, 2004 was primarily the result of $4.5 million in marketable securities maturities net of purchases, partially offset by $1.7 million in property plant and equipment purchases. The cash used in investing activities during the six months ended March 31, 2003 was due to $10.0 million in cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications and Gore Photonics, $5.9 million in marketable securities purchases net of maturities and $564,000 in property plant and equipment purchases. Cielo Communications is a research and design company located in Broomfield, Colorado. The purchase price of Cielo Communications and Gore Photonics includes the acquisition of capital equipment, intellectual property and inventory.

        During the six months ended March 31, 2004 and 2003, cash used in financing activities was $135,000 and $203,000, respectively. The majority of cash used in financing activities was for principal payments on the long-term debt.

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

        Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 86% and 80% of our revenue for the six months ended March 31, 2004 and 2003, respectively.

        The downturn in our industry has caused communication service providers to reduce their capital spending on fiber optic equipment and delayed the deployment of new and build-out of existing fiber optic networks. As the result of currently uncertain economic and market conditions, (a) our revenue may decline, (b) we are unable to predict future revenue accurately, and (c) we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

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

        Sales to our customers are made on the basis of individual purchase orders that our customers may cancel or defer on short notice without significant penalty. In the past, some of our major customers canceled, delayed or significantly accelerated orders in response to changes in the manufacturing schedules for their systems, and they are likely to do so in the future. The reduction, cancellation or delay of individual customer purchase orders would cause our revenue to decline. Furthermore, some of our customer agreements provide that the customer may delay scheduled delivery dates and cancel orders within a specified time frame without significant penalty.

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

        We purchase several key components that we incorporate into our products from a limited number of suppliers. We also purchase the majority of our lasers from Furukawa under a Master Purchase Agreement. We do not have long-term supply contracts with any of our other key suppliers and our agreement with Furukawa is only for one year. Our dependence on a small number of suppliers and our lack of longer term supply contracts exposes us to several risks, including our potential inability to obtain an adequate supply of quality components, the discontinuance of key components from our suppliers, price increases and late deliveries. We have experienced shortages and delays in obtaining, and the discontinuation of key components in the past and expect to experience shortages, delays and discontinuation of key components in the future.

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

        We design our products for large and complex fiber optic networks, and our products must be compatible with other components of the network system, both current and future. We have experienced in the past, and may continue to experience in the future, defects in our products. Defects in our products or incompatibilities in our products may appear only when deployed in networks for an extended period of time. In addition, our products may fail to meet our customers' design specifications, or our customers may change their design specifications after the production of our product. A failure to meet our customers' design specification often results in a loss of the sale due to the length of time required to redesign the product. We may also experience defects in third party components that we incorporate into our products. We have and may continue to experience the following due to our inability to detect or fix errors:

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

        Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 41.3% and 38.9% of our revenue for the six months ended march 31, 2004 and 2003, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. We may expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

        Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of March 31, 2004 represented 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

        The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $65.4 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $65.5 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

        As of March 31, 2004, our investment in marketable securities had a weighted-average time to maturity of approximately 197 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from three months to two years.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2004 Annual Meeting of Stockholders as further discussed below:

        (a) Our 2004 Annual Meeting of Stockholders was held on February 19, 2004 in Woodland Hills, California.

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

        (c) At the Annual Meeting, the following matters were considered and voted upon:

        (i) The election of seven directors to our board of directors. At the Annual Meeting, our stockholders elected each of the following director nominees as directors, to serve on our board of directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:



                                       Class A                 Class B
                            Class A     Shares      Class B     Shares        Class B
          Name               Votes     Withheld     Shares     Withheld        Votes     Total Votes
          ----               -----     --------     ------     --------        -----     -----------
Muoi Van Tran              43,200,825    674,995  66,000,000           0    660,000,000   703,875,820
Masato Sakamoto            42,741,749  1,134,071  66,000,000           0    660,000,000   703,875,820
Hideo Sakura               43,151,225    724,595  66,000,000           0    660,000,000   703,875,820
Naoomi Tachikawa           42,918,839    956,981  66,000,000           0    660,000,000   703,875,820
Stewart D. Personick       43,752,892    122,928  66,000,000           0    660,000,000   703,875,820
Hobart Birmingham          43,752,892    122,928  66,000,000           0    660,000,000   703,875,820
David Warnes               43,752,892    122,928  66,000,000           0    660,000,000   703,875,820

        (ii) To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending September 30, 2004. At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:



                              Class A Votes           Class B Shares           Class B Votes        Total Votes
                         ------------------   ----------------------    --------------------   ----------------

For                               43,743,155              66,000,000             660,000,000        703,743,155
Against                              117,850                       0                       0            117,850
Abstain                               14,815                       0                       0             14,815

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits:

Exhibit Number      Description
--------------      ------------------------------------------------------------
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


               (b) Report on Form 8-K:

               The Company furnished, but did not file, one Current Report on Form 8-K during the quarter ended March 31, 2004. The report dated January 29, 2004 contained the Company's press release announcing its earnings for quarter ended December 31, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OPTICAL COMMUNICATION PRODUCTS, INC.,
                                a Delaware corporation


Date:   May  12, 2004           By:    /s/ Muoi Van Tran
        -------------                  ------------------------
                                       Name:  Muoi Van Tran
                                       Title: Chairman of the Board,
                                       Chief Executive Officer and President


Date:   May  12, 2004           BY:    /s/ Susie Nemeti
        -------------                  ------------------------
                                       Name:  Susie Nemeti
                                       Title: Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number        Description
--------------        -----------

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