Form 10-Q
period 2004-06-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2004-08-13
CIK 1122668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       or

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

        The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of August 1, 2004, there were approximately 46,757,477 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.



================================================================================

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2004


                                                                            PAGE
                             PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of June 30, 2004 (unaudited) and September 30,        1
          2003 ...............................................................

          Statements of Operations for the Three and Nine Months Ended June
          30, 2004 and 2003 (unaudited).......................................    2

          Statements of Cash Flows for the Nine Months Ended June 30, 2004
          and 2003 (unaudited)................................................    3

          Notes to Financial Statements (unaudited)...........................    4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................    9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...........   27

Item 4.   Controls and Procedures.............................................   28

                  PART II. OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings...................................................   29

Item 6.   Exhibits and Reports on Form 8-K....................................   29

Signature.....................................................................   30


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.


BALANCE SHEETS
(Dollars in thousands)

                                                                            June 30,    September 30,
                                                                              2004          2003
-----------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $ 84,481      $ 64,895
  Marketable securities                                                        65,321        65,607
  Accounts receivable less allowance for doubtful accounts:
    $523 at June 30, 2004 and $459 at September 30, 2003                        8,797         6,960
  Income taxes receivable                                                                    11,743
  Inventories                                                                   7,840         5,592
  Prepaid expenses and other current assets                                     1,937         1,342
                                                                             --------      --------
           Total current assets                                               168,376       156,139

Property, plant and equipment, net                                             30,160        36,721
Marketable securities                                                                         5,048
Intangible assets, net                                                          1,561         2,235
                                                                             --------      --------
TOTAL ASSETS                                                                 $200,097      $200,143
                                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                          $    471      $    471
  Accounts payable                                                              1,602         1,169
  Accounts payable to related parties                                           3,116         1,061
  Accrued bonus                                                                 3,829         4,433
  Other accrued expenses                                                        2,230         3,159
  Income taxes payable                                                             16            26
                                                                             --------      --------
           Total current liabilities                                           11,264        10,319
                                                                             --------      --------
LONG-TERM DEBT, net of current portion                                            511           864
OTHER LONG-TERM LIABILITIES                                                       400           600
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.001 par value; 200,000,000 shares authorized,
    46,757,477 and 46,297,285 shares outstanding at June 30, 2004
    and September 30, 2003, respectively                                           47            46
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    June 30, 2004 and September 30, 2003                                           66            66
  Additional paid-in-capital                                                  132,907       132,712
  Retained earnings                                                            54,902        55,536
                                                                             --------      --------
           Total stockholders' equity                                         187,922       188,360
                                                                             --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $200,097      $200,143
                                                                             ========      ========


                        See Notes to Financial Statements

OPTICAL COMMUNICATION PRODUCTS, INC.


STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
                                                 Three Months Ended June 30,    Nine Months Ended June 30,
                                                ----------------------------- -----------------------------

                                                     2004           2003            2004            2003
----------------------------------------------------------------------------------------------------------
REVENUE                                           $  14,299      $   9,481       $  43,977       $  28,449

COST OF REVENUE                                       7,770          6,120          24,732          18,564
                                                  ---------      ---------       ---------       ---------
GROSS PROFIT                                          6,529          3,361          19,245           9,885
                                                  ---------      ---------       ---------       ---------
EXPENSES:
  Research and development                            4,152          4,489          12,970          11,732
  Selling and marketing                               1,153          1,270           3,831           3,332
  General and administrative                          1,504          2,823           4,728           5,486
                                                  ---------      ---------       ---------       ---------
           Total expenses                             6,809          8,582          21,529          20,550
                                                  ---------      ---------       ---------       ---------
Gain from sale of real property                         942              0             942               0
                                                  ---------      ---------       ---------       ---------
INCOME (LOSS) FROM OPERATIONS                           662         (5,221)         (1,342)        (10,665)

OTHER INCOME, Net                                       344            411             900           1,495
                                                  ---------      ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES                     1,006         (4,810)           (442)         (9,170)

INCOME TAX PROVISION (BENEFIT)                            0            325             192          (1,160)
                                                  ---------      ---------       ---------       ---------
NET INCOME (LOSS)                                 $   1,006      $  (5,135)      $    (634)      $  (8,010)
                                                  =========      =========       =========       =========
BASIC INCOME (LOSS) PER SHARE                     $    0.01      $   (0.05)      $   (0.01)      $   (0.07)
                                                  =========      =========       =========       =========
DILUTED INCOME (LOSS) PER SHARE                   $    0.01      $   (0.05)      $   (0.01)      $   (0.07)
                                                  =========      =========       =========       =========
BASIC SHARES OUTSTANDING                            112,655        111,766         112,463         110,665
                                                  =========      =========       =========       =========
DILUTED SHARES OUTSTANDING                          113,938        111,766         112,463         110,665
                                                  =========      =========       =========       =========


                        See Notes to Financial Statements

OPTICAL COMMUNICATION PRODUCTS, INC


STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                                                              Nine Months Ended June 30,
                                                                              --------------------------
                                                                                  2004           2003
--------------------------------------------------------------------------------------------------------
Operating Activities:
  Net loss                                                                   $   (634)         $ (8,010)

  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation and amortization of property, plant and equipment              3,166             3,434
    Amortization of intangibles                                                   674               639
    Amortization of  premiums on marketable securities                            812             1,196
    Tax benefit from exercise of non-qualified stock options                                      1,199
    Stock option compensation expense                                                                44
    Gain from sale of real property                                              (942)             --
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                 (1,837)           (1,318)
      Income taxes receivable                                                  11,743            (3,840)
      Inventories                                                              (2,248)            1,707
      Deferred income taxes                                                                       2,162
      Prepaid expense and other assets                                           (595)             (384)
      Accounts payable                                                            433               119
      Accounts payable to related parties                                       2,055             1,792
      Accrued bonuses                                                            (604)              876
      Other accrued expenses                                                     (929)              267
      Income taxes payable                                                        (10)             (118)
      Other liabilities                                                          (200)             (150)
                                                                             --------          --------
Net cash provided by (used in) operating activities                            10,884              (386)
                                                                             --------          --------
Investing Activities:
Purchase of marketable securities                                             (40,478)          (51,218)
Maturities of marketable securities                                            45,000            45,000
Net proceeds from sale of real property                                         5,693              --
Purchase of property, plant and equipment                                      (1,355)           (1,710)
Purchase of other long-term assets                                                              (10,005)
                                                                             --------          --------
Net cash provided by (used in) investing activities                             8,860           (17,933)
                                                                             --------          --------
Financing Activities:
Principal payments on long-term debt                                             (353)             (353)
Issuance of common stock                                                          195                76
                                                                             --------          --------
Net cash used in financing activities                                            (158)             (277)
                                                                             --------          --------
Increase (decrease) in cash and cash equivalents                               19,586           (18,596)

Cash and cash equivalents, beginning of period                                 64,895            85,426
                                                                             --------          --------
Cash and cash equivalents end of period                                      $ 84,481          $ 66,830
                                                                             ========          ========
Supplemental disclosures of cash flow information:
Cash paid during period for:
      Interest                                                               $     29          $     42
      Income taxes                                                           $     25          $    130



                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware Corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 2004 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the annual report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2003. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 58.5% of the Company's common stock at June 30, 2004, which accounts for 93.4% of the combined voting power of all of the Company's outstanding stock.

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

                                               Three months ended June 30,    Nine months ended June 30,
                                                  2004           2003          2004            2003
                                                  ----           ----          ----            ----
                                                       (in thousands, except per share amounts)

Net income (loss):
    As reported:                               $   1,006       $ (5,135)     $   (634)      $ (8,010)
    Deduct total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects:                  (1,548)         (1,753)       (4,533)         (5,222)
                                               -------------------------     -------------------------
    Pro forma                                  $   (542)       $ (6,888)     $ (5,167)      $ (13,232)
                                               =========================     =========================

Basic loss per share
  As reported                                  $   0.01        $  (0.05)     $  (0.01)      $   (0.06)
  Pro forma                                    $  (0.00)       $  (0.05)     $  (0.05)      $   (0.12)

Diluted loss per share
  As reported                                  $   0.01        $  (0.05)     $  (0.01)      $   (0.06)
  Pro forma                                    $  (0.00)       $  (0.05)     $  (0.05)      $   (0.12)


        The fair value of each option grant estimated on the date of grant used to compute pro forma income per share is estimated using the Black-Scholes option-pricing model. The following assumptions were used in completing the model:

                              Three months ended June 30,        Nine months ended June 30,
                                 2004             2003              2004            2003
                                 ----             ----              ----            ----

Dividend yield                    0%               0%                0%              0%
Expected volatility              101%             105%              101%            105%
Risk-free rate of return        4.36%            3.30%              3.94%           3.69%
Expected life (years)            7.1              7.1                7.1             7.1


        During the three months ended June 30, 2004 and 2003, the Company granted 207,940 and 92,500 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The average exercise prices of the underlying Common Stock on the dates of the grant were $3.05 and $1.48, for the three months ended June 30, 2004 and 2003, respectively.

        During the nine months ended June 30, 2004 and 2003, the Company granted 437,940 and 894,504 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The average exercise prices of the underlying Common Stock on the dates of the grant were $3.02 and $0.95, for the nine months ended June 30, 2004 and 2003, respectively.

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

2.   INVENTORIES

        Inventories consist of the following (in thousands):

                                              June 30,          September 30,
                                                2004                 2003
                                             (Unaudited)

        ------------------------------------------------------------------------

        Raw materials                     $        4,167       $        1,988
        Work-in-process                            3,000                3,090
        Finished goods                               673                  514
                                          ------------------   -----------------
        Total inventories                 $        7,840       $        5,592
                                          ==================   =================


3.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):

                                                   June 30,              September 30,
                                                     2004                    2003
                                                 (Unaudited)
                                                                                               Useful Lives
        -----------------------------------------------------------------------------------------------------

        Land                                $         6,729          $          8,074
        Buildings and improvements                   14,949                    17,959          39 years
        Machinery and equipment                      19,600                    18,937           5 years
        Computer hardware and software                1,523                     1,388           3 years
        Furniture and fixtures                          379                       367           5 years
        Leasehold improvements                          181                        32           9 years
                                            ----------------------   --------------------
                                                     43,361                    46,757
        Less accumulated depreciation                13,201                    10,036
                                            ----------------------   --------------------
                                            $        30,160          $         36,721
                                            ======================   ====================

        On June 30, 2004, the Company sold the building located in Chatsworth, California which was its former corporate headquarters and recognized a gain of $942,000. The net proceeds from this transaction were approximately $5.7 million.

4.      INTANGIBLE ASSETS

        Effective May 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The Company completed its annual impairment test during the fourth quarter of fiscal year ended September 30, 2003 and no impairment was recorded. The following sets forth the intangible assets by major asset class:


                                                   As of                   Weighted Average
                                                                            Amortization
                                      June 30, 2004     September 30, 2003     Period
                                    -------------------------------------------------------
                                               (in thousands)                  (Years)

Licensing Fees                      $          2,000    $         2,000          3.5
   Accumulated Amortization                   (1,417)            (1,067)

Patents                                          950                950          5.0
   Accumulated Amortization                     (316)              (174)

Acquired Technology                            1,216              1,216          5.0
   Accumulated Amortization                     (405)              (223)
                                    ------------------------------------
Total intangible assets, net                   2,028              2,702
   (Less) current portion                       (467)              (467)
                                    ------------------------------------
                                    $          1,561    $         2,235
                                    ====================================


        Aggregate amortization expense related to intangible assets was approximately $225,000 and $225,000 for the three months ended June 30, 2004 and 2003, respectively and $679,000 and $639,000 for the nine months ended June 30, 2004, and 2003. There was no impairment loss recorded during three and nine months ended June 30, 2004 or 2003.


       Following is a summary of future amortization expense in each of the next five fiscal years.

                                                 (in thousands)

remaining three months fiscal 2004                        $ 226
fiscal 2005                                                 900
fiscal 2006                                                 433
fiscal 2007                                                 433
fiscal 2008                                                  36
                                                 ---------------
                                                        $ 2,028
                                                 ===============



5.   EARNINGS (LOSS) PER SHARE

        The following is a calculation of basic and diluted earnings (loss) per share ("EPS"):

                                                                    Three Months Ended June 30,          Nine Months Ended June 30,
                                                                   -----------------------------        ----------------------------
                                                                        2004             2003             2004              2003

                                                                                    (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

BASIC EPS COMPUTATION:
Net income (loss) applicable to common stock                         $   1,006        $  (5,135)        $    (634)        $  (8,010)
                                                                    ----------        ---------         ---------         ---------
Weighted average common shares outstanding                             112,655          111,766           112,463           110,665
                                                                    ----------        ---------         ---------         ---------
Basic earnings (loss) per share                                      $    0.01        $   (0.05)        $   (0.01)        $   (0.07)
                                                                    ==========        =========         =========         =========


DILUTED EPS COMPUTATION:
Net income (loss) applicable to common stock                         $   1,006        $  (5,135)        $    (634)        $  (8,010)
                                                                    ----------        ---------         ---------         ---------
Diluted weighted average shares outstanding                            113,938          111,766           112,463           110,665
                                                                    ----------        ---------         ---------         ---------
Diluted earnings (loss) per share                                    $    0.01        $   (0.05)        $   (0.01)        $   (0.07)
                                                                    ==========        =========         =========         =========

        The weighted average diluted common shares outstanding for the three months ended June 30, 2004 and June 30, 2003 excludes the dilutive effect of approximately 7,071,097 and 7,692,400 options, respectively. The weighted average diluted common shares outstanding for the nine months ended June 30, 2004 and 2003 excludes the dilutive effect of approximately 6,942,400 and 9,564,342 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's Common Stock during the period or due to a net operating loss.

6.   COMMITMENTS AND CONTINGENCIES

        Operating Leases

        The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the three months ended June 30, 2004 and 2003 was $134,000 and $131,000, respectively and for the nine months ended June 30, 2004 and 2003 was $381,000 and $361,000, respectively.

        Following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at June 30, 2004:

        (in thousands)
        --------------------------------------------------------
              three months thru September 30, 2004        $ 128
              2005                                          518
              2006                                          185
              2007                                           12
        --------------------------------------------------------

              Total minimum lease payments                $ 843
              ==================================================

        Warranty Accruals

        The Company provides a standard warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve.

                             Balance at    Additions                    Balance
                              beginning    charged to                  at end of
        Warranty Reserve      of period     expense     (Deductions)     period

       Nine months ended:
          June 30, 2003        $ 43,000    $  28,000     $ (13,000)    $ 58,000
          June 30, 2004        $ 46,000    $  11,000     $ (17,000)    $ 40,000
                                                            ======       ======


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

        Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.5% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock as of the fiscal quarter ended June 30, 2004. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a one-year Master Purchase Agreement, which we entered into with Furukawa on October 1, 2003.

        We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to original equipment manufacturers or OEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for OEMs and to distributors. If we define our end-user customers as OEMs who have purchased our products directly or indirectly through CMs and distributors, historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 74.1% and 62.9% of our total revenue for the quarters ended June 30, 2004 and 2003, respectively. Alcatel, and Cisco Systems (including sales to each of their contract manufacturers) accounted for approximately 19.1% and 11.5%, respectively, of our total revenue for the quarter ended June 30, 2004. Cisco Systems, Huawei and Alcatel, (including sales to each of their contract manufacturers) accounted for approximately 13.1%, 11.1% and 10.8%, respectively, of our total revenue for the quarter ended June 30, 2003. No other end-user customer accounted for more than 10.0% of our total revenue for the quarters ended June 30, 2004 and 2003.

        For financial reporting purposes, we consider our customers to be the OEMs, CMs and distributors who place purchase orders with us directly. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Comstar Communications accounted for approximately 12.0% and 11.9% of our total revenue for the quarters ended June 30, 2004 and 2003, respectively. No other direct customer accounted for more than 10.0% of our total revenue. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

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

        The average selling prices of our products generally decrease as the products mature from factors such as increased competition, the introduction of new products or technology, increased unit volumes, and price concessions required by our customers. We anticipate that average selling prices of our existing products will continue to decline in future periods although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce new products that incorporate features that can be sold at higher average selling prices on a timely basis.

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

Results of Operations - Comparison of Three Months Ended June 30, 2004 and 2003

        Revenue - Revenue increased 50.8% to $14.3 million in the quarter ended June 30, 2004 from $9.5 million in the quarter ended June 30, 2003. This increase was due primarily to an increase in demand from our existing customers. Sales of our products for metropolitan area networks were approximately 87% of revenue for the quarter ended June 30, 2004 compared to approximately 83% of revenue for the quarter ended June 30, 2003. Sales of our products for local area and storage area networks were approximately 12% of revenue for the quarter ended June 30, 2004 compared to approximately 13% of revenue for the quarter ended June 30, 2003. We do not expect that our rate of growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

        Cost of Revenue - Cost of revenue increased 27.0% to $7.8 million in the quarter ended June 30, 2004 from $6.1 million in the quarter ended June 30, 2003. Gross margin increased to 45.7% from 35.4% during this period. The increase in gross margin was primarily due to a decrease in manufacturing costs as a percent of revenue to 15.4% from 22.1%, in the quarters ended June 30, 2004 and 2003, respectively. The absolute dollar amount of manufacturing costs increased 5.0% to $2.2 million in the quarter ended June 30, 2004 from $2.1 million in the quarter ended June 30, 2003 compared to an increase in revenues of 50.8% during the same period. Additionally, material cost decreased by 3.0% as a percent of revenue to 34.4% in the quarter ended June 30, 2004 from 37.4% in the quarter ended June 30, 2003. This was primarily the result of a decrease in the purchase price of certain components used in production. The absolute dollar increase in material costs of $1.4 million was partially offset by a $478,000 increase in inventory used in production that was previously written down as excess inventory, from $1.1 million used during the quarter ended June 30, 2003 to $1.6 million used during the quarter ended June 30, 2004.

        Research and Development - Research and development expenses decreased 7.5% to $4.2 million in the quarter ended June 30, 2004 from $4.5 million in the quarter ended June 30, 2003. This decrease was primarily due to a decrease in salaries and benefits and other operating costs associated with engineering personnel. We believe research and development expenses may increase in absolute dollars as we continue our research and development efforts.

        Sales and Marketing - Sales and marketing expenses decreased 9.2% to $1.2 million for the quarter ended June 30, 2004 from $1.3 million in the quarter ended June 30, 2003. The decrease was primarily due to a decrease in employee payroll and related benefit costs. We believe that investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

        General and Administrative - General and administrative expenses decreased 46.7% to $1.5 million in the quarter ended June 30, 2004 from $2.8 million in the quarter ended June 30, 2003. The decrease in expense in the quarter ended June 30, 2004 was due to the Company purchasing stock from two executives and recording a $1.3 million expense associated with this stock repurchase during the third quarter of 2003.

        Gain from sale of real property - On June 30, 2004, the Company sold the building located in Chatsworth, California which was its former corporate headquarters and recognized a gain of $942,000. The net proceeds from this transaction were approximately $5.7 million.

        Other Income, net - Other income, net decreased 16.3% to $344,000 in the quarter ended June 30, 2004 from $411,000 in the quarter ended June 30, 2003. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

        Income Taxes - The income tax provision was $352,000 in the quarter ended June 30, 2004. This was fully offset by the reversal of the valuation allowance for the carry-forward of net loss to reduce the deferred income tax asset to the amount determined more likely than not to be realized. The income tax provision was $325,000 in the quarter ended June 30, 2003 which includes a charge of $2.2 million related to the valuation allowance of certain deferred tax assets.

Results of Operations - Comparison of Nine Months Ended June 30, 2004 and 2003

        Revenue - Revenue increased 54.6% to $44.0 million in the nine months ended June 30, 2004 from $28.4 million in the nine months ended June 30, 2003. This increase was due substantially to an increase in demand from our existing customers. Sales of our products for metropolitan area networks were approximately 87% of revenue for the nine months ended June 30, 2004 compared to approximately 81% of revenue for the nine months ended June 30, 2003. Sales of our products for local area and storage area networks were approximately 13% of revenue for the nine months ended June 30, 2004 compared to approximately 13% of revenue for the nine months ended June 30, 2003. We do not expect that our rate of year-to-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

        Cost of Revenue - Cost of revenue decreased 33.2% as a percentage of revenue to $24.7 million in the nine months ended June 30, 2004 from $18.6 million in the nine months ended June 30, 2003. Gross margin increased to 43.8% in the nine months ended June 30, 2004 from 34.7% in the same period last year. The increase in gross margin was primarily due to a decrease in manufacturing costs as a percent of revenue to 17.4% from 25.7%, in the nine months ended June 30, 2004 and 2003, respectively. This is the result of a 4.6% increase in the absolute dollar amount of manufacturing costs to $7.6 million from $7.3 million in the nine months ended June 30, 2004 and 2003, respectively, compared to an increase in revenues of 54.6% during the same period. The increase in the absolute dollar amount of manufacturing costs was due to an increase in salaries and benefits and other operating costs associated with indirect manufacturing operation, partially offset by a $637,000 decrease in inventory write downs during this period to $638,000 in the nine months ended June 30, 2004 compared to $1.3 million in the nine months ended June 30, 2003. Material cost decreased as a percent of revenue to 34.6% in the nine months ended June 30, 2004 from 35.0% in the nine months ended June 30, 2003. This decrease was primarily the result of a decrease in the purchase price of certain components used in production. The absolute dollar amount increase in material cost of $5.3 million was partially offset by a $2.0 million increase in inventory used in production that was previously written down as excess inventory from $2.4 million used during the nine months ended June 30, 2003 to $4.4 million used during the nine months ended June 30, 2004.

        Research and Development - Research and development expenses increased 10.6% to $13.0 million in the nine months ended June 30, 2004 from $11.7 million in the nine months ended June 30, 2003. This increase was due to an increase in salaries and other operating costs resulting from the addition of engineering personnel hired in Woodland Hills, California and the increase in personnel associated with the acquisitions of certain business assets of Cielo Communications and Gore Photonics.

        Sales and Marketing - Sales and marketing expenses increased 14.9% to $3.8 million in the nine months ended June 30, 2004 from $3.3 million in the nine months ended June 30, 2003. The increase was primarily due to an increase of $330,000 in salaries and benefits from the addition of sales and marketing personnel hired and an increase of $219,000 in commissions paid primarily to independent manufacturers' representatives.

        General and Administrative - General and administrative expenses decreased 13.8% to $4.7 million in the nine months ended June 30, 2004 from $5.5 million in the nine months ended June 30, 2003. The decrease was primarily due to a $1.3 million expense recorded within the nine months ended June 30, 2003 associated with stock repurchased from two executives. Such decrease was partially offset with an increase in consulting fees associated with analysis of strategic alternatives, including future market opportunities that have been undertaken by our management and board of directors.

        Gain from sale of real property - On June 30, 2004, the Company sold the building located in Chatsworth, California which was its former corporate headquarters and recognized a gain of $942,000. The net proceeds from this transaction were approximately $5.7 million.

        Other Income, net - Other income, net decreased 39.8% to $900,000 in the nine months ended June 30, 2004 from $1.5 million in the nine months ended June 30, 2003. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

        Income Taxes - The income tax provision of $192,000 for the nine months ended June 30, 2004 primarily reflects a change in estimate relating to the prior year tax provision. The income tax benefit of $1.2 million for the nine months ended June 30, 2003 includes a charge of $2.2 million related to the valuation allowance of certain deferred tax assets.


Liquidity and Capital Resources

        As of June 30, 2004, our primary source of liquidity was our cash and cash equivalents balance of $84.5 million and our marketable securities balance of $65.3 million, which consists primarily of United States Treasury notes and bonds. At September 30, 2003, we had $64.9 million in cash and cash equivalents and $65.6 million in current and $5.0 million in long-term marketable securities.

        Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of June 30, 2004, our working capital was $157.1 million with a current ratio of 15:1 compared to our working capital of $145.8 million with a current ratio of 15:1 as of September 30, 2003. Our working capital increased during the nine months ended June 30, 2004 primarily due to approximately $5.0 million in long-term marketable securities, which have rolled into current marketable securities within the nine months ended June 30, 2004 and proceeds of approximately $5.7 million derived from the sale of the building in Chatsworth, California. Because of our low debt balances, we believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, marketable securities and existing loan facilities are expected to be sufficient to fund operations for the next twelve months.

        As of June 30, 2004, we had a $982,000 balance outstanding under our term loan. The term loan bears interest on amounts outstanding at various time intervals and the market rates based on our election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.8%. The term loan matures in July 2006, and the proceeds of the term loan were used to purchase our former corporate and manufacturing facility in Chatsworth, California.

        The term loan contains customary covenants, including covenants limiting indebtedness and the disposition of assets. To secure our payment and performance obligations under the term loan we have pledged all of our assets as collateral. The term loan also requires that we comply with financial covenants, which require us to maintain our tangible net worth, cash position and revenue at specified levels. As of June 30, 2004, we were in compliance with all loan covenants. Our need to comply with these covenants does not materially affect the operation of our business. In addition, we intend to repay this term loan in the near future.

        On March 27, 2003, we terminated our revolving credit facility with Manufacturer's Bank. The credit limit of the revolving credit facility was $1.0 million. No amounts had been borrowed against the revolving credit facility through the termination date of the revolving credit facility in 2003.

        On June 30, 2004, we sold the building located in Chatsworth, California which was our former corporate headquarters. Net proceeds from this transaction were approximately $5.7 million.

        During the nine months ended June 30, 2004, cash provided by operations was $10.9 million compared to cash used by operations of $386,000 in the nine months ended June 30, 2003. The cash generated by operating activities during the nine months ended June 30, 2004 was the result of a decrease in income taxes receivable, and increases in accounts payable and accounts payable to related parties, and the net loss after adding back the adjustments for depreciation and amortization. These were partially offset by increase in accounts receivable, inventories, and decreases in accrued bonus. The cash used in operating activities during the nine months ended June 30, 2003 was the result of a decrease in inventories and increases in accounts payable to related parties. These were offset by increases in accounts receivable and income taxes receivable.

        During the nine months ended June 30, 2004, cash provided by investing activities was $8.9 million compared to cash used in investing activities of $17.9 million in the nine months ended June 30, 2003. The cash provided by investing activities in the nine months ended June 30, 2004 was primarily the result of $4.5 million in marketable securities maturities net of purchases, and $5.7 million net proceeds from the sale of the building located in Chatsworth, California. This was partially offset by $1.4 million net in property, plant and equipment purchases. The cash used in investing activities during the nine months ended June 30, 2003 was due to $10.0 million in cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications and Gore Photonics, $6.2 million in marketable securities purchases net of maturities and $1.7 million in property plant and equipment purchases. Cielo Communications is a research and design company located in Broomfield, Colorado. The purchase price of Cielo Communications and Gore Photonics includes the acquisition of capital equipment, intellectual property and inventory.

        During the nine months ended June 30, 2004 and 2003, cash used in financing activities was $158,000 and $277,000, respectively. The majority of cash used in financing activities was for principal payments on the long-term debt.

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

        Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 87% and 81% of our revenue for the nine months ended June 30, 2004 and 2003, respectively.

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

        We are currently registered under ISO 9001:2000.

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

        Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 41.3% and 37.8% of our revenue for the nine months ended June 30, 2004 and 2003, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. We may expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

        Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of June 30, 2004 represented 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are currently exposed to interest rate risk on our existing term loan and on our investment portfolio. Our variable rate debt consists of term loan borrowing of $982,000.

        The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $84.4 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $65.3 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

        As of June 30, 2004, our investment in marketable securities had a weighted-average time to maturity of approximately 180 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from three months to two years.

        If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest expense of approximately $9,000 on our term loan and an annual increase or decrease of interest income of $1.5 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment. Sales to foreign customers are denominated in U.S. dollars and as such we have no foreign currency fluctuation risk.

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


        (b) Report on Form 8-K:

        The Company furnished, but did not file, one Current Report on Form 8-K during the quarter ended June 30, 2004. The report dated April 29, 2004 contained the Company's press release announcing its earnings for quarter ended March 31, 2004.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OPTICAL COMMUNICATION PRODUCTS, INC.,
                                   a Delaware corporation


Date:    August 13, 2004               By:    /s/ Muoi Van Tran
        ----------------                      ----------------------
                                       Name:  Muoi Van Tran
                                       Title: Chairman of the Board,
                                              Chief Executive Officer and
                                              President


Date:    August 13, 2004               BY:    /s/ Susie Nemeti
        ----------------                      ----------------------
                                       Name:  Susie Nemeti
                                       Title: Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number       Description
--------------       -----------

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