Form 10-K
period 2004-09-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2004-12-29
CIK 1122668

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

----
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----    ACT OF 1934
                  For the fiscal year ended September 30, 2004

                                       OR

----
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________


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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|No |_|

        Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

        As of March 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $61,211,983 (based upon the last closing price for shares of the registrant's common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common

Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of December 27, 2004, there were approximately 46,839,305 shares of Class A Common Stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant's 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................1
        ITEM 1.     BUSINESS...................................................1
        ITEM 2.     PROPERTIES................................................27
        ITEM 3.     LEGAL PROCEEDINGS.........................................28
        ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS...................................................28

PART II.......................................................................29
        ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS...............................29
        ITEM 6.     SELECTED FINANCIAL DATA...................................30
        ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............32
        ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK.........................................43
        ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............44
        ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURES......................44
        ITEM 9A.    CONTROLS AND PROCEDURES...................................44


PART III......................................................................45
        ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT................................................45
        ITEM 11.    EXECUTIVE COMPENSATION....................................45
        ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT AND RELATED
                    STOCKHOLDER MATTERS.......................................45
        ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............45
        ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES....................45

PART IV.......................................................................46
        ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K.......................................46

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

                                    PART I.

ITEM 1.  BUSINESS


        We  design,   manufacture  and  sell  a   comprehensive   line  of  high
performance,  highly  reliable  fiber  optic  subsystems  and  modules  for  the metropolitan area, local area and storage area markets. Subsystems and modules are preassembled components that are used to build network equipment. Our subsystems and modules are integrated into systems that address the bandwidth limitations in metropolitan area networks, ("MANs"), local area networks, ("LANs") and storage area networks, ("SANs"). Our products include optical transmitters, receivers, transceivers and transponders that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private fiber optic networks. Our products support a wide range of network applications, transmission speeds, distances and standards, including international transmission standards.

        The Company was founded in October 1991 with initial funding from The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). We offer a comprehensive line of high performance, cost-effective solutions to our customers supported by volume production capabilities. We believe that our close working relationship with leading fiber optic communication equipment manufacturers allows us to quickly design and build advanced fiber optic subsystems and modules, enabling our customers to focus on their core competencies in designing and building overall systems. Our customers include communication equipment manufacturers, such as Acterna Corporation, Alcatel, Ciena, Cisco Systems, ECI Telecom Ltd., Extreme Networks, Fujitsu Network Communications, Huawei Technologies, Nortel Networks, and Telrad Telecommunication and Electronic Industries, Ltd. some of whom purchase through contract manufacturers such as Celestica, Jabil Circuits, Plexus, Sanmina-SCI, and Solectron.

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

Market Opportunity

        With increasing volumes of digitally-based data being transmitted across long-haul networking infrastructures, the MAN topology is often viewed as the limiting factor in overall network performance. In addition, LAN and SAN segments are also requiring greater bandwidth and performance capabilities to address data traffic congestion. As a result, network managers have been upgrading their LAN and SAN infrastructures to higher speeds using optical transmission technologies and high-speed networking standards such as Gigabit Ethernet, SONET/SDH, Fibre Channel (single, double and quad speed) Fast Ethernet and 10 Gigabit Ethernet.

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

        The market demands on fiber optic communication equipment manufacturers to produce optical networking solutions for the MAN, LAN and SAN markets have given rise to a number of significant technical challenges, including the following:

o Providing solutions that balance performance and cost. The metropolitan market requires optical subsystems and modules that are designed specifically to meet the unique performance and cost requirements of this market.

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

Current Industry Environment

        The fiber optic communication industry continues to face challenging market conditions. Capital spending by service providers on network infrastructure has remained substantially below pre-2001 levels, increasing only slightly - if at all - during the last year. As a result, equipment manufacturers have also dramatically reduced their quarterly purchases of components and modules from our competitors and from us. While several service providers, including BellSouth, SBC and Verizon, have recently announced current and planned investments in Fiber-to-the-Premises (FTTP) applications, which we believe could increase traffic demand on the metropolitan area networks (MANs) into which such FTTP infrastructure would feed, it is too early to predict the outcome of these potential FTTP roll-outs. Because visibility in the industry remains extremely limited, we cannot provide any assurance as to the timing or extent of any increased business that we may receive as a result of these or other industry developments.

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

o Scalable manufacturing capabilities - Our broad portfolio of products use modular designs which enable us to rapidly configure and manufacture subsystems and modules to meet each customer's specifications and to rapidly scale our production to deliver these products in volume. We can easily customize our products for example by implementing different electrical connections, or pin configurations, voltages and package sizes as requested by our customers, without impairing the functionality of our products.

Products

        We offer a comprehensive line of high-performance fiber optic subsystems and modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and SAN. Fiber optic subsystems and modules are pre-assembled components that are used to build network equipment. Our products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks. We believe our products' technical specifications meet or exceed industry standards for fiber optic subsystems and modules.

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

        Our products are engineered with varying levels of integration to suit our customers. The lowest level of integration involves separate transmitter and receiver modules, which provides our customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. Transceivers provide the next level of integration. Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface. Transponders provide the highest level of integration by combining the functionality of a transceiver with the addition of multiplexer and demultiplexer circuits in the same package.

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

        Transceivers - Optical transceivers are products that contain both a transmitter and a receiver in a single device and serve as high data rate interconnects between network devices, such as routers, switches, servers and storage elements. Our optical transceivers are available in a wide variety of fiber optic interfaces, or form factors, and support a wide range of data rates, wavelengths, modes and transmission distances. Our transceivers support the SONET/SDH, ATM, Fast Ethernet, Gigabit Ethernet and Fibre Channel transmission standards.

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

        Bi-Directional Transceivers- Bi-Directional transceivers allow full duplex transmission utilizing a single fiber. These transceivers incorporate lasers, receivers and optical filters, allowing simultaneous transmission and reception from a single port or a single fiber. The advantage of Bi-Directional transceiver modules is lower material cost, lower installation cost and lower operational cost for fiber installations, as a result of having to purchase, install, maintain, and administer fewer fibers.

        Our Bi-Directional transceivers are available in industry standard pluggable modules (SFP) and are compliant to industry standard of EFM (Ethernet for First Mile). The data transmission is 1250 Mb/s which is Gigabit Ethernet standard rate. Samples of these products are available to customers for evaluations.

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

Products under development

        Our product development efforts have, and will continue to be, focused on developing new products and technologies to support increased transmission speeds, distances and capacities. We have been developing products to support future generations of fiber optic MAN, LAN, and SAN by utilizing CWDM, DWDM, 850nm VCSEL-based optical modules, the integration of 1310nm VCSELs into optical modules and to address 10 Gb/s transmission standards.

        Wavelength division multiplexing is a technology that allows multiple signals to be sent along the same optical fiber by using different colors of light for each signal. We have expanded efforts in this area to cover SONET/SDH and Gigabit Ethernet applications for multiple operating temperature ranges.

        We plan to introduce optical transceivers using DWDM as well as CWDM technologies. These are being designed to allow the mixing of optical signals using different standards, such as SONET/SDH, asynchronous transfer mode, or ATM, and Gigabit Ethernet, by utilizing different wavelengths.

        In October 2002 we acquired certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado focused on creating VCSEL technology for fiber optic communication networks. The purchase price was $5 million and includes the acquisition of capital equipment, inventory and intellectual property. We believe the Cielo Communications' technology will enhance our ability to accelerate the integration of 1300 nm VCSEL sources into the next generation of optical modules. Due to the potential low cost to produce 1300 nm VCSELs, we believe the cost of our new generation of optical modules employing these 1300 nm VCSEL sources will be lower than modules employing other types of optical sources. We also expect that these optical modules will offer the advantage of lower power consumption.

        We believe that some of our competitors are developing products similar to those that we have under development. While we are currently developing products in all of the areas described above, we may choose to prioritize or redirect our development efforts in response to market demands. Therefore, it is not certain that we will introduce products for any or all of the categories listed above.

Customers

        We sell our products to communication equipment manufacturers, or CEMs, directly and through contract manufacturers, or CMs, who incorporate them into systems they assemble for CEMs. Contract manufacturers assemble specific products for CEMs. We define our customers as CEMs who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers, such as Celestica, Jabil Circuits, Plexus, Sanmina-SCI, and Solectron.

        A small number of customers have historically accounted for a significant portion of our total revenue. For the fiscal year ended September 30, 2004, our 10 largest customers accounted for 68.0% of our total revenue, with Alcatel and Cisco Systems (including sales to each of their contract manufacturers) accounting for approximately 16.7% and 11.2% of our total revenue, respectively. No other customer accounted for more than 10.0% of our revenue during the fiscal year ended September 30, 2004.

        For financial reporting purposes, we consider our customers to be the CEMs, CMs and distributors who place purchase orders with us directly. Comstar Communications accounted for approximately 11.1% of our total revenue for the fiscal year ended September 30, 2004. No other customer accounted for more than 10.0% of our revenue during the fiscal year ended September 30, 2004.

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

Manufacturing

        We  assemble,  burn in and test all of our  products in our  facility in
Woodland  Hills,   California.   We  also  conduct  all  of  our  manufacturing,
engineering, quality assurance and documentation control at this facility.

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

Research and Development

        In fiscal 2002, 2003, and 2004, our research and development expenses were $5.3 million, $16.2 million and $17.0 million, respectively. Our research and development activities are focused on enhancing our existing products, developing new products to meet the evolving needs of our customers within our existing markets and supporting emerging standards that are consistent with our product strategies.

        We plan to continue to collaborate with universities or research institutes in our product development effort. In addition, Furukawa has developed a number of innovative components that we have integrated into our products. We plan to continue to collaborate with Furukawa to take advantage of their optical component technology wherever appropriate.

Sales, Marketing and Technical Support

        We sell our products primarily through our worldwide direct sales force supported by independent manufacturers' representatives and distributors. Our direct sales force and field applications engineering team maintains close contact with our customers and provides technical support to our manufacturers' representatives and distributors. We maintain regional sales offices in Northern and Southern California, Texas, New Hampshire, Canada and the United Kingdom. In addition, we have direct sales personnel located on the East Coast of the United States, working from home offices. Our corporate customer service department in Woodland Hills, California provides day-to-day updates on orders and deliveries to our customers world-wide, excluding Europe. We also have a satellite customer service operation in our United Kingdom facility to better address our growing European customer base.

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

Backlog

        Backlog consists of orders for shipments with release dates from our customers. As of September 30, 2004 and September 30, 2003, our backlog was approximately $6.6 million and $5.3 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. Backlog comparisons on a year to year or quarter to quarter basis may not be meaningful as our backlog is unpredictable and fluctuates monthly.

Competition

        The MAN, LAN, and SAN markets for optical subsystems and modules for CEM applications are highly competitive and subject to rapidly changing technology. We believe the primary competitive factors impacting our business are as follows:

o       Breadth of product portfolio;
o       Competitive with market-level pricing;
o       Time to market of new product introductions;
o       Established relationships with key customers;
o       Capability to scale production requirements;
o       Quality and reliability of products;
o       Complete technical documentation for product lines;
o       Financially stable suppliers;
o       Ability to provide technical design support;
o       Scope and responsiveness of service and technical support;
o       Compliance to industry standard specifications; and
o       Meeting the customer design phase timelines for product qualification.

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

Intellectual Property

        Our success and ability to compete is dependent in part on our proprietary technology. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods, to establish and protect our proprietary technologies and processes. However, these measures afford only limited protection of our proprietary technology. Including patent properties acquired from Cielo Communications in October 2002, our patent portfolio now counts more than 53 issued United States patents and more that 37 pending United States patent applications. In addition, there is one issued Canadian patent, 5 pending Canadian patent applications, one pending European patent, and one pending PCT international patent applications. There can be no assurance that we will continue to seek the issuance of patents from our pending patent applications filed in the United States and other foreign governmental authorities. Furthermore, there can be no assurance that any of our patent applications will result in the issuance of any patents or that any patents issued will provide competitive advantages for our products or protect us against claims asserting that our products infringe or may infringe the proprietary rights of third parties.

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

        Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business. From time-to-
time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us is successful, we could be liable for significant monetary damages. If we cannot obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

Employees

        As of September 30, 2004, we had 324 full-time employees and no part-time employees. Our employees are not represented by any collective
bargaining   agreements   and  we  have  never   experienced  a  work  stoppage.
Notwithstanding the current economic downturn, we consider our employee relations to be generally good.

Our Relationship with Furukawa

        We were incorporated as a California corporation in October 1991 and we subsequently reincorporated as a Delaware corporation in October 2000 in connection with our initial public offering. In November 1991, a wholly owned subsidiary of The Furukawa Electric Co., Ltd. provided our initial capital investment. Furukawa, a publicly held company incorporated under the laws of Japan, is one of the world's leading manufacturers of electric wire and cable, nonferrous metals and related products. It also provides engineering services, including the installation of power and telecommunications cables, and is a major manufacturer of fiber optic cable. Furukawa's stock is publicly traded on the Tokyo Exchange Nikkei in Japan. Furukawa beneficially owns all of our outstanding Class B common stock, which as of October 31, 2004 represented 58.5% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock.

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

        We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003 which was automatically renewed on October 1, 2004. We have enjoyed a reliable supply of these critical components from Furukawa in the past. Under this Master Purchase Agreement, we agreed to purchase from Furukawa, and Furukawa agreed to manufacture and sell to us, specific types of lasers which are critical parts in the manufacture of our subsystems and modules. This Agreement continues until September 30, 2004, and renews automatically each year thereafter unless it is terminated upon written notice by either Furukawa or us prior to renewal. Under this agreement, OCP and Furukawa must maintain a minimum quantity of certain products. The product and its related quantities, or safety stock level, shall be specified by OCP on a quarterly basis. OCP will be obligated to purchase any unused safety stock at the close of the quarter or at the termination of the agreement. The pricing for these products are set out in the Agreement, although we have agreed to negotiate with Furukawa on a quarterly basis to determine whether the pricing needs to be revised. Either Furukawa or we may terminate the Agreement upon written notice to the other for material breach, bankruptcy, or force majeure.

        From time to time our research and development team works closely with Furukawa's team to assist in the development of our design and manufacturing process. We may enter into similar development agreements with Furukawa in the future. However we have no current commitments and currently have no development agreements under negotiation with Furukawa.

Disposition of Chatsworth Facility

        In June 2004, we sold the building located in Chatsworth, California which was our former corporate headquarters. Net proceeds from this transaction were approximately $5.7 million.

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

        Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN applications. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 87%, 84%, and 86% of our revenue for the years ended September 30, 2004, 2003 and 2002, respectively.

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

        We purchase several key components that we incorporate into our products from a limited number of suppliers. We also purchase the majority of our lasers from Furukawa under a Master Purchase Agreement. We do not have long-term supply contracts with any of our other key suppliers and our agreement with Furukawa is only for one year. Our dependence on a small number of suppliers and our lack of longer term supply contracts exposes us to several risks, including our potential inability to obtain an adequate supply of quality components, the discontinuance of key components from our suppliers, price increases and late deliveries. We have experienced shortages and delays in obtaining, and the discontinuation of key components in the past and expect to experience shortages, delays, and the discontinuation of key components in the future.

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

        Since early 2001, unfavorable economic conditions in the United States detrimentally affected the U.S. manufacturing industry, particularly sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers during this period indicate that there is a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce existing inventories. Based on these and other factors, some of our customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. In addition, the economic slowdown has required us to aggressively manage our costs and expenses, including our July 2001 and April 2002 announcements of the elimination of approximately 110 jobs and 45 jobs, respectively, primarily in the manufacturing area. Our business, operating results and financial condition may continue to suffer if the global economy, or economic conditions in the United States fiber optics equipment market do not improve .

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

If our customers do not approve our manufacturing processes and qualify our products, we will lose significant customer sales and opportunities.

        Customers generally will not purchase any of our products before they qualify them and approve our manufacturing processes and quality control system. Our customers may require us to register under international quality standards, such as ISO 9001. Delays in product qualification or loss of ISO 9001 certification may cause a product to be dropped from a long-term supply program and result in a significant lost revenue opportunity. If particular customers do not approve of our manufacturing processes, we will lose the sales opportunities with those customers.

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

        The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a successful and timely basis. Because the costs for research and development of new products and technology are expensed as incurred, we expect a negative impact on our reported net operating results. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our revenue will decline.

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

        The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them and the United States military action in Iraq have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism and the heightened security measures in response to such threats have and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the market price for our Class A common stock and on the future price of our Class A common stock.

Our success depends on our key personnel, including our executive officers, the loss of any of whom could harm our business.

        Our success depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Muoi Van Tran, our Chief Executive Officer and President, Susie Nemeti, our Chief Financial Officer and Vice President of Finance and Administration, Mohammad Ghorbanali, our Chief Operating Officer and Vice President of Technical Operations, and Masato Sakamoto, our Executive Vice President of Corporate Development. Competition for employees in our industry is intense. We do not have life insurance policies covering any of our executives. There can be no assurance that we will be successful in retaining such key personnel, or that we will be successful in hiring replacements or additional key personnel. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base may prevent us from executing our growth strategy.

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

        Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 43.4%, 39.5%, and 24.3% of our revenue for the periods ended
September 30, 2004, 2003 and 2002, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. We intend to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

We have potential business conflicts of interest with Furukawa, the resolution of which may not be as favorable to us as if we were dealing with an unaffiliated third party.

        We have historically relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement. We cannot assure you that Furukawa will renew the Agreement upon its expiration on September 30, 2005 or whether it will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components. We intend to continue to maintain our relationship with Furukawa and Furukawa can control the outcome of any stockholder votes, as discussed below. The terms of future transactions with Furukawa may or may not be comparable to those that would be available from unaffiliated third parties.

        Potential conflicts of interest exist between Furukawa and us in a number of areas, including the nature and quality of services rendered by
Furukawa to us, potential competitive business activities, sales or distributions by Furukawa of all or any portion of its ownership interest in us, or Furukawa's ability to control our management and affairs. It is possible that business decisions made by management that are in the best interest of our stockholders may conflict with Furukawa's interests. For example, we may decide to enter into or acquire a line of business competitive with Furukawa, or Furukawa may decide to enter into or acquire a line of business competitive with us. Any of these events may alter or eliminate our ability to rely on Furukawa to supply key components to us in the future, increase our costs of producing our products and result in increased competition in our markets. We cannot assure you that we will be able to resolve any conflicts we may have with Furukawa or, if we are able to do so, that the resolution will be favorable to us.

Furukawa will control the outcome of stockholder voting and there may be an adverse effect on the price of our Class A common stock due to disparate voting rights of our Class A common stock and our Class B common stock.

        Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of October 31, 2004 represented 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

        In June 2004, we sold the building located in Chatsworth, California which was our former corporate headquarters. Net proceeds from this transaction were approximately $5.7 million. In November 2002, we leased a 21,660 square foot building in Broomfield, Colorado, which serves as a research and design facility. This lease expires in October 2005 and the base rent is approximately $21,700 per month. In December 2003, we leased a 6,800 square foot building in Elkton, Maryland, which will also serve as a research and design facility. This lease expires in November 2006 and the base rent is approximately $5,700 per month In addition, we lease small sales facilities in Nashua, New Hampshire; Richardson, Texas; Santa Clara, California; Ottawa, Canada; and Bury St. Edmunds, England. Our leases for the facilities in Ottawa, Canada and Santa Clara, California are on a month-to-month basis. Our leases for the facilities in Nashua, New Hampshire, Richardson, Texas, and Bury St. Edmunds, England expire in February 2005, June 2005, and July 2006, respectively.

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

                                                        Price range of
                                                         Common Stock
                                                   -------------------------
                                                      High          Low
                                                   -----------   -----------
Fiscal Year Ended September 30, 2003:
-------------------------------------
  First Quarter ...............................        $ 1.22        $ 0.66
  Second Quarter...............................        $ 1.28        $ 0.85
  Third Quarter................................        $ 2.02        $ 0.86
  Fourth Quarter...............................        $ 2.88        $ 1.70

Fiscal Year Ended September 30, 2004:
-------------------------------------
  First Quarter ...............................        $ 4.30        $ 2.31
  Second Quarter...............................        $ 4.80        $ 2.37
  Third Quarter................................        $ 3.83        $ 1.87
  Fourth Quarter...............................        $ 2.44        $ 1.66

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

Recent Share Prices

        The following table sets forth the closing sales prices per share of our Class A common stock on The Nasdaq National Market on (i) September 30, 2004 and
(ii) December 27, 2004. Because the market price of our Class A common stock is subject to fluctuation, the market value of the shares of our Class A common stock may increase or decrease.

                                                         Closing
                                                          Price
                                                       -------------

      September 30, 2004..............................        $2.09
      December 27, 2004...............................        $2.49

Holders

        As of December 20, 2004 there were 94 record holders of our Class A common stock and 1 record holder of our Class B common stock.

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


Securities Authorized For Issuance Under Equity Compensation Plans

        The following table summarizes the number of shares issuable under our equity compensation plans, the weighted-average exercise price and the number of shares available for issuance, as of September 30, 2004.


---------------------------------------------------------------------------------------------
Plan Category            Number of securities   Weighted-average      Number of securities
                         to be issued upon      exercise price of     remaining available
                         exercise of            outstanding options,  for future issuance
                         outstanding options,   warrants and rights   under equity
                         warrants and rights                          compensation plans
                                                                      (excluding securities
                                                                      reflected in column
                                                                      (a))
                                   (a)                   (b)                   (c)
---------------------------------------------------------------------------------------------
Equity compensation            4,447,101                $7.13               6,103,369
plans approved by
security holders
---------------------------------------------------------------------------------------------
Equity compensation            3,301,680               $11.00                   0
plans not approved by
security holders (1)
---------------------------------------------------------------------------------------------
Total                          7,748,781                $8.78               6,103,369
---------------------------------------------------------------------------------------------

(1) These were shares granted on August 29, 2000 to certain executive officers prior to our initial public offering.

Recent Sales of Unregistered Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected income statement data for the three fiscal years ended September 30, 2004, 2003 and 2002 and the selected balance sheet data as of September 30, 2004 and 2003 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected income statement data for the fiscal years ended September 30, 2000 and 1999 and the selected balance sheet data as of September 30, 2001, 2000 and 1999 are derived from audited financial statements not included in this Form 10-K.


                                                           Fiscal years ended September 30,
                                         -----------------------------------------------------------------
       Income statement data                   2000         2001         2002         2003         2004
                                                         (In thousands, except per share data)
       ---------------------------------------------------------------------------------------------------
       Revenue                               $ 101,867    $ 144,012    $ 37,207      $ 38,880     $ 57,143
       Cost of revenue                          50,326       94,684      26,375        25,048       32,648
                                             ---------    ---------    --------      --------     --------
       Gross profit                             51,541       49,328      10,832        13,832       24,495
                                             ---------    ---------    --------      --------     --------
       Operating Expenses:
         Research and development                2,527        2,958       5,261        16,246       17,022
         Sales and marketing                     2,943        3,799       3,717         4,562        5,021
         General and administrative              3,877        4,553       4,671         7,011        5,849
                                             ---------    ---------    --------      --------     --------
           Total operating expenses              9,347       11,310      13,649        27,819       27,892
                                             ---------    ---------    --------      --------     --------
       Gain from sale of real property            -             -           -           -              942

       Income (loss) from operations            42,194       38,018     (2,817)      (13,987)      (2,455)

       Other income, net                           305        6,081       3,391         1,834        1,517
                                             ---------    ---------    --------      --------     --------
       Income (loss) before income taxes        42,499       44,099         574      (12,153)        (938)

       Income taxes provision (benefit)         17,319       17,655       (265)       (1,952)          369
                                             ---------    ---------    --------      --------     --------
       Net income (loss)                     $  25,180    $  26,444    $    839    $ (10,201)    $ (1,307)
                                             =========    =========    ========    ==========    =========
       Earnings (loss) per share:
       Basic                                 $    0.91    $    0.26    $   0.01    $   (0.09)    $  (0.01)
       Diluted                               $    0.25    $    0.24    $   0.01    $   (0.09)    $  (0.01)
       Shares outstanding:
         Basic                                  27,547      100,263     108,391       111,074      112,553
         Diluted                               102,500      111,430     112,578       111,074      112,553


                                                                      September 30,
                                         -----------------------------------------------------------------
                                               2000         2001         2002         2003         2004
                                         -----------------------------------------------------------------
       Balance sheet data                                             (In thousands)

       Cash and cash equivalents             $   3,202    $  62,529    $ 85,426    $   64,895    $  75,423
       Working capital                          34,078      166,416     167,865       145,353      156,580
       Total assets                             50,426      204,268     205,061       200,143      199,967
       Long-term portion of debt                 2,296        1,825       1,353           864         -
       Stockholders' equity                     40,373      194,713     197,196       188,360      187,260

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in Item 1 "Business - Risk Factors" and elsewhere in this Report.


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

        Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.5% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock as of the fiscal year ended September 30, 2004. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003. This Agreement continues until September 30, 2004, and renews automatically each year thereafter unless it is terminated upon written notice by either Furukawa or us prior to renewal. This agreement was automatically renewed on October 1, 2004.

        We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to communication equipment manufacturers or CEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for CEMs and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 68.0% and 61.2% of our total revenue for the fiscal years ended September 30, 2004 and 2003, respectively. Alcatel and Cisco Systems (including sales to each of their contract manufacturers) accounted for approximately 16.7%, and 11.2%, respectively, of our total revenue for the fiscal year ended September 30, 2004. Cisco Systems, Alcatel, and Huawei (including sales to each of their contract manufacturers) accounted for approximately 12.2%, 11.8% and 10.0%, respectively, of our total revenue for the fiscal year ended September 30, 2003. No other customer accounted for more than 10.0% of our total revenue for the fiscal years ended September 30, 2004 and 2003.

        For financial reporting purposes, we consider our customers to be the CEMs, CMs and distributors who place purchase orders with us directly. For the fiscal year ended September 30, 2004 and 2003, Comstar Communications accounted for approximately 11.1% and 11.0%, of our total revenue, respectively. No other direct sales customer accounted for more than 10.0% of our total revenue for the fiscal years ended September 30, 2004 and 2003. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

        In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode's rights, title and interest in the patent at issue. The court subsequently added Stratos as a plaintiff to the lawsuit. On April 12, 2002, we resolved our patent infringement litigation with Stratos. The settlement resolves all claims in the lawsuit among us and Stratos. As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the license term. As of September 30, 2004, $600,000 remained outstanding and is expected to be paid by fiscal year 2007. Our optoelectronic products covered by this license include our 1x9, GBIC, small form factor (SFF) and small form-factor pluggable (SFP) product families. At the end of the five-year term, we have the option to renegotiate with Stratos for an extension of the license.

        Since early 2001, the telecommunications sector, and in particular the fiber optic networking sector, has suffered a severe downturn. Service providers have scaled back on deployment, within their networks, of new equipment associated with network upgrades that enable them to provide new types of services to their customers, and they have also scaled back network capacity expansion programs; and therefore, have dramatically reduced their quarterly purchases of equipment from equipment manufacturers. As a result, equipment manufacturers have also dramatically reduced their quarterly purchases of components and modules from our competitors and from us. Moreover, as equipment manufacturers' sales declined, they have moved to reduce their overall component and module inventory levels. Consequently, the slowdown continues to have a negative impact on our business as we face declining sales as a result of our customers' declining business.

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

        Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we may continue to expand our internal research and development capabilities in the future to develop new products. As a result, our research and development expenses in absolute dollar amounts may increase in future periods.

        Sales and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, commissions paid to sales personnel and independent manufacturers' representatives, marketing and promotion costs. We intend to expand our sales and marketing operations and efforts in order to increase sales and market awareness of our products. In July 2000 we opened sales offices in Bury St. Edmunds, England and Richardson, Texas; in May 2001 we opened a sales office in Ottawa, Canada; in May 2002 we opened a sales office in Santa Clara, California; and in March 2003 we opened a sales office in Nashua, New Hampshire. We believe that investment in sales and marketing is critical to our success and that these expenses may increase in the future.

        General and administrative expenses consist primarily of salaries, stock compensation and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that our legal and consulting fees will increase as a result of our analysis of strategic alternatives, including future market opportunities that may be pursued by our management and board of directors. As a result, our general and administrative expenses in absolute dollars may increase in future periods.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to our Financial Statements describe the significant accounting policies and methods used in the preparation of our Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, the allowance for inventory obsolescence, warranty accruals, long-lived assets and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Financial Statements.

Allowance for Doubtful Accounts and Sales Returns

        Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $8.6 million as of September 30, 2004, compared with $6.7 million as of September 30, 2003. The allowance for doubtful accounts and sales returns as of September 30, 2004 was $362,000, compared with $459,000 as of September 30, 2003. The allowance is based on our assessment of the collectibility of customer accounts and potential returns.. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer's ability to pay and historical customer returns. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to deviate from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-downs

        Our inventory balance was $8.7 million as of September 30, 2004, compared with $5.6 million as of September 30, 2003. At September 30, 2004 and 2003 inventory with a historical cost of $10.5 million, and $15.6 has been written down as excess and obsolete inventory. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Our write-down for excess and obsolete inventory was $759,000, $1.6 million, and $3.2 million for fiscal 2004, 2003, and 2002, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs , and our gross margin could be adversely affected.

Warranty Accruals

        The liability for product warranties, included in other accrued liabilities, was $31,000 as of September 30, 2004, compared with $46,000 as of September 30, 2003. See Note 9 to the Consolidated Financial Statements. Our products sold are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of sales based on associated material costs, and labor costs. The provision for product warranties issued during fiscal 2004, 2003 and 2002 was $19,000, $11,000 and $0, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Long-Lived Assets

        We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our long-lived assets subject to impairment are our property, plant and equipment and our intangible assets which had net carrying values of $29.2 million and $1.8 million, respectively at September 30, 2004. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

Income Taxes

        At September 30, 2004, the unadjusted net book value of our deferred income tax assets totaled approximately $4.5 million, which was principally comprised of federal and state net operating loss carry-forwards and differences between the book and tax bases or our inventories. The provisions of SFAS No. 109 "Accounting for Income Taxes," require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. Our valuation allowance was increased by $1,028,000 during the year ended September 30, 2004. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.


Results of Operations

        The following table sets forth income statement data for the periods indicated as a percentage of revenue:

                                                    Fiscal years ended September
                                                                30,
         -----------------------------------------------------------------------
                                                      2002      2003     2004
         -----------------------------------------------------------------------

         Revenue...................................  100.0%    100.0%    100.0%
         Cost of revenue...........................   70.9      64.4      57.1
         Gross Profit..............................   29.1      35.6      42.9
         Operating Expenses:
                Research and development...........   14.1      41.8      29.8
                Sales and marketing................   10.0      11.8       8.8
                General and administrative.........   12.6      18.0      10.2
         Total operating expenses..................   36.7      71.6      48.8
         Income (loss) from operations.............   (7.6)    (36.0)     (4.3)
         Other income, net ........................    9.1       4.7       2.7
         Income (Loss) before income taxes.........    1.5     (31.3)     (1.6)
         Income taxes..............................   (0.7)     (5.1)     (0.6)
                            Net income (Loss)          2.2%    (26.2)%   (2.3)%


Fiscal years ended September 30, 2004 and 2003

        Revenue - Revenue increased 47.0% to $57.1 million in the fiscal year ended September 30, 2004 from $38.9 million in the fiscal year ended September 30, 2003. This increase was due substantially to an increase in demand from our existing customers. Revenue from our largest ten customers increased to $39.0 million in fiscal year ended September 30, 2004 from $23.8 million in fiscal year September 30, 2003, or approximately 63.9% of the increase in absolute dollars. Sales of our products for metropolitan area networks were approximately 86.7% of revenue for the fiscal year ended September 30, 2004 compared to approximately 84.1% of revenue for the fiscal year ended September 30, 2003. Sales of our products for local area and storage area networks were approximately 12.5% of revenue for the fiscal year ended September 30, 2004 and for the fiscal year ended September 30, 2003. We do not expect that our rate of year-over-year growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

        Cost of Revenue - Cost of revenue increased 30.3% to $32.6 million in the fiscal year ended September 30, 2004 from $25.0 million in the fiscal year ended September 30, 2003. The increase in cost of revenue is mainly due to the increase in sales volume. Gross margin increased to 42.9% in the fiscal year ended September 30, 2004 from 35.6% in the same period last year. The increase in gross margin was primarily due to a $1.5 million increase of inventory used in production in the fiscal year ended September 30, 2004 that was previously written down as excess inventory compared to the fiscal year ended September 30, 2003 and a decrease in overhead costs as a percentage of revenue in the fiscal year ended September 30, 2004 compared to the fiscal year ended September 30, 2003. The Company utilized approximately $5.2 million of inventory in production during fiscal 2004 that had previously been written down to zero, compared to $3.7 million during fiscal 2003.

        Research and Development - Research and development expenses increased 4.8% to $17.0 million in the fiscal year ended September 30, 2004 from $16.2 million in the fiscal year ended September 30, 2003. This increase was primarily due to an increase in engineering supplies resulting from an increase in research and development activities.

        Sales and Marketing - Sales and marketing expenses increased 10.0% to $5.0 million in the fiscal year ended September 30, 2004 from $4.6 million in the fiscal year ended September 30, 2003. The increase was primarily due to an increase of $325,000 in salaries and benefits resulting from additional sales and marketing personnel and an increase of $154,000 in commissions paid to our direct sales force and independent manufacturers' representatives as a result of increase revenue.

        General and Administrative - General and administrative expenses decreased 16.6% to $5.8 million in the fiscal year ended September 30, 2004 from $7.0 million in the fiscal year ended September 30, 2003. During the third quarter of 2003, the Company repurchased stock from two executives and recorded a $1.3 million expense associated with this stock repurchase as stock compensation expense. No stock compensation expense was recorded in fiscal year ended September 30, 2004. In addition, the decrease was due to a decrease in insurance expense primarily related to a decrease in directors' and officers' insurance premiums and bad debt expense. These decreases were partially offset by an increase of $300,000 in salaries and benefits resulting from additional personnel hired.

        Gain from sale of real property - On June 30, 2004, the Company sold the building located in Chatsworth, California which was its former corporate headquarters and recognized a gain of $942,000. The net proceeds from this transaction were approximately $5.7 million.

        Other Income, net - Other income, net decreased 17.3% to $1.5 million in the fiscal year ended September 30, 2004 from $1.8 million in the fiscal year ended September 30, 2003. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

        Income Taxes - Income tax expense was $369,000 for the fiscal year ended September 30, 2004 compared to an income tax benefit of $2.0 million for the fiscal year ended September 30, 2003. Income tax expense for the fiscal year ended September 30, 2004 is comprised of foreign taxes in the amount of $44,000, state income taxes in the amount of $133,000, and $192,000 resulting from an adjustment to prior year's net deferred tax assets. The income tax benefit for the fiscal year ended September 30, 2003 includes a charge of $3.5 million related to the valuation allowance of certain deferred tax assets and state net operating loss and credit carry-forwards.

Fiscal years ended September 30, 2003 and 2002

        Revenue - Revenue increased 4.5% to $38.9 million in the fiscal year ended September 30, 2003 from $37.2 million in the fiscal year ended September 30, 2002. Sales of our products for metropolitan area networks were approximately 84% of revenue for the fiscal year ended September 30, 2003 compared to approximately 86% of revenue for the fiscal year ended September 30, 2002. Sales of our products for local area and storage area networks were approximately 13% of revenue for the fiscal year ended September 30, 2003 compared to approximately 10% of revenue for the fiscal year ended September 30, 2002. Also, in May 2003, Acterna, one of our significant customers, filed for Chapter 11 bankruptcy with respect to itself and its domestic subsidiaries. We do not believe that Acterna's bankruptcy filing will impact its operating subsidiaries in Europe, Latin America and the Asia-Pacific region. We experienced lower revenue from Acterna in the last six months of the fiscal year ended September 30, 2003 compared to the first six months of that fiscal year. This was primarily offset by an increase in sales to other customers. If Acterna's bankruptcy filing causes it to continue to reduce its orders to us, it could negatively affect our revenue in future quarters.

        Cost of Revenue - Cost of revenue decreased 5.0% to $25.0 million in the fiscal year ended September 30, 2003 from $26.4 million in the fiscal year ended September 30, 2002. Gross margin increased to 35.6% in the fiscal year ended September 30, 2003 from 29.1% in the same period the prior year. The increase in gross margin was primarily due to a $1.7 million increase of inventory used in production in the fiscal year ended September 30, 2003 that was previously written down as excess inventory compared to the fiscal year ended September 30, 2002, and a $1.6 million decrease in inventory write downs in the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002. These were partially offset by a $644,000 increase in material cost as a result of the increase in revenues, an increase in licensing fees as a result of the licensing agreement entered into with Stratos Lightwave, Inc being included in cost of revenue in 2003 and higher warranty expense when compared to the prior year.

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

        General and Administrative - General and administrative expenses increased 50.1% to $7.0 million in the fiscal year ended September 30, 2003 from $4.7 million in the fiscal year ended September 30, 2002. During the third quarter of 2003, the Company repurchased stock from two executives. The stock repurchased by the Company had been recently acquired by the executives through the exercise of stock options. The Company recorded a $1.3 million expense associated with this stock repurchase as stock compensation expense. In addition, the increase was due to an increase of $700,000 in insurance expense primarily related to an increase in directors' and officers' insurance premiums and an increase of $590,000 in salaries and benefits related to the addition of personnel hired. These increases were partially offset by a decrease in legal and consulting fees due to a decrease in legal fees associated with the Stratos Lightwave, Inc. patent infringement litigation and a decrease in consulting fees associated with the analysis of strategic alternatives.

        Other Income, net - Other income, net decreased 45.9% to $1.8 million in the fiscal year ended September 30, 2003 from $3.4 million in the fiscal year ended September 30, 2002. This decrease was due to a decrease in investment income, which was primarily the result of a decrease in interest rates.

        Income Taxes - The income tax benefit was $2.0 million for the fiscal year ended September 30, 2003, based on an effective tax rate of 16.1% compared to an income tax benefit of $265,000 for the fiscal year ended September 30, 2002. The income tax benefit for the fiscal year ended September 30, 2003 includes a charge of $3.5 million related to the valuation allowance of certain deferred tax assets and state net operating loss and credit carry-forwards.


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


                                                                    Three-Month Period Ended
                                ----------------------------------------------------------------------------------------------------
                                   Dec. 31,    Mar. 31,    Jun. 30,    Sept. 30,    Dec. 31,    Mar. 31,     Jun. 30,   Sept. 30,
                                       2002        2003        2003         2003        2003        2004         2004        2004
                                                                (In thousands, except per share data)
                                                                -------------------------------------
Revenue                            $   9,400    $   9,568   $   9,481    $  10,431   $  13,769    $  15,909   $  14,299   $  13,166
Cost of revenue                        6,439        6,005       6,120        6,484       8,185        8,777       7,770       7,916
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------   ---------
Gross profit                           2,961        3,563       3,361        3,947       5,584        7,132       6,529       5,250
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------   ---------

Operating Expenses:
  Research and development             3,011        4,232       4,489        4,514       4,253        4,565       4,152       4,052
  Sales and marketing                    959        1,103       1,270        1,230       1,348        1,330       1,153       1,190
  General and administrative           1,309        1,354       2,823        1,525       1,596        1,628       1,504       1,121
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------   ---------
    Total operating expenses           5,279        6,689       8,582        7,269       7,197        7,523       6,809       6,363

Gain from sale of real property
                                           0            0           0            0           0            0         942           0
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------   ---------

Income (Loss) from operations         (2,318)      (3,126)     (5,221)      (3,322)     (1,613)        (391)        662      (1,113)

Other income, net                        592          492         411          339         262          294         344         617
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------   ---------
Income (loss) before income taxes     (1,726)      (2,634)     (4,810)      (2,983)     (1,351)         (97)      1,006        (496)



Income tax (benefit) provision          (587)        (899)        325         (791)        192            0           0          177
                                   ---------    ---------   ---------    ---------   ---------    ---------   ---------   ---------
Net income (loss)                  $  (1,139)   $  (1,735)  $  (5,135)   $  (2,192)  $  (1,543)   $     (97)  $   1,006   $    (673)
                                   =========    =========   =========    =========   =========    =========   =========   =========

Earnings (loss) per share:
  Basic                            $   (0.01)   $   (0.02)  $   (0.05)   $   (0.02)  $   (0.01)   $   (0.00)  $    0.01   $   (0.01)
  Diluted                          $   (0.01)   $   (0.02)  $   (0.05)   $   (0.02)  $   (0.01)   $   (0.00)  $    0.01   $   (0.01)
Shares outstanding:
  Basic                              109,523      110,720     111,766      112,287     112,338      112,458     112,655     112,769
  Diluted                            109,523      110,720     111,766      112,287     112,338      112,458     113,938     112,769


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

        The following table sets forth revenue attributable to each of our product groups as a percentage of revenue for the periods presented.

                                        Fiscal years ended September 30,
                                       ---------------------------------
                                            2002      2003       2004
                                       ---------------------------------
                      Receivers             10.7%    10.8%       7.2%
                      Transceivers          71.4     72.7       83.0
                      Transmitters          14.1     13.5        9.0
                      Other                  3.8      3.0        0.8
                                       ---------------------------------
                      Revenue              100.0%   100.0%     100.0%


Liquidity and Capital Resources

        As of September 30, 2004, our primary source of liquidity was our cash and cash equivalents balance of $75.4 million and $75.1 million of marketable securities, which consist primarily of United States treasury notes and treasury bonds. At September 30, 2003, we had $64.9 million in cash and cash equivalents balance and $65.6 million in marketable securities. The total of our cash and cash equivalents balance and our marketable securities balance increased during the fiscal year primarily due to the $5.7 million received from the sale of the Chatsworth building that occurred at the end of the third quarter and the $11.6 million federal income tax refund.

        Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through term loans and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of September 30, 2004, our working capital was $157.0 million with a current ratio of 14:1 compared to our working capital of

$145.8 million with a current ratio of 15:1 as of September 30, 2003. Our working capital increased during the fiscal year primarily due to the $5.7 million cash received from the sale of the Chatsworth property and $5.0 million of marketable securities that was transferred from long term to current assets due to maturity date. We believe that additional cash could be borrowed if necessary; however, our current cash flow from operations, cash and cash equivalents, and marketable securities, are expected to be sufficient to fund operations for the next 12 months.

        On June 30, 2004, we sold the building located in Chatsworth, California which was our former corporate headquarters. Net proceeds from this transaction were approximately $5.7 million.

        In August 2004, we fully repaid our long-term debt. As of September 30, 2004, there is no balance outstanding under our term loan agreement.

        During the fiscal year ended September 30, 2004, our cash provided by operating activities was $13.2 million compared to a use of cash in operating activities of $253,000 during fiscal 2003. The increase in cash generated by operating activities during the period was primarily caused by a decrease in our net loss from $10.2 million to $1.3 million and the receipt of an income tax refund of $11.7 million in fiscal 2004 compared taxes paid for income taxes of $10.7 million in 2003. We do not expect to receive significant income tax refunds in the foreseeable future.

        During the fiscal year ended September 30, 2004, cash used in investing activities was $1.5 million compared to cash used by investing activities of $19.9 million for the fiscal year ended September 30, 2003. The cash used in investing activities for the fiscal year ended September 30, 2004 was due to $5.4 million increase in marketable securities resulting from our purchases being greater than the maturities and $1.8 million in capital expenditures. These were partially offset by $5.7 million net proceeds from the sale of the building located in Chatsworth, California in the third quarter. The cash used in investing activities during the fiscal year ended September 30, 2003 was due to the $10.0 million cash purchase price and direct costs associated with the acquisition of certain assets of Cielo Communications and Gore Photonics, a $6.4 million increase in marketable securities resulting from our purchases being greater than the maturities, and a $3.4 million increase in capital expenditures for the purchase of property, plant and equipment to upgrade, expand and automate our manufacturing and research and development operations and to relocate our headquarters, manufacturing, research and development and sales operations from Chatsworth, California to our larger facility in Woodland Hills, California.

        During the fiscal year ended September 30, 2004, cash used by financing activities was $1.1 million compared to cash used of $408,000 during the fiscal year ended September 30, 2003. The increase in cash used from financing activities for the fiscal year ended September 30, 2004 was due to $1.3 million payout of the long-term loan, partially offset by $207,000 provided by the issuance of common stock for the exercise of employee stock options and stock plan purchases. The cash used by financing activities during the fiscal year ended September 30, 2003 was due to a $489,000 reduction in long-term debt, partially offset by $81,000 provided by the issuance of common stock for the exercise of employee stock options and stock plan purchases.

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

        Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from our historical expenditures. The amount of capital that we will need in the future will depend on many factors, including:

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

Contractual Obligations

        The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at September 30, 2004:


                                          Operating            Other
Fiscal Year                                   Leases      Liabilities      Total
                                          ------------- ------------- ----------
2005                                     $        523         200    $     723
2006                                              189         200          389
2007                                               12         200          212
                                         ------------- ------------- ----------
Total                                    $        725  $      600    $    1,325
                                         ============= ============= ==========

        We also have purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $3.6 million of which $3.5 million and $100,000 is for fiscal year ending September 30, 2005 and 2006, respectively. Total purchase commitments to related party for the next two years is $804,000. Based on our current operations, we believe that our current cash flow from operations, cash and cash equivalents, and marketable securities, are expected to be sufficient to meet all of the known requirements.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        We are currently exposed to interest rate risk on our investment portfolio.

        The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $75.4 million invested in money market and other interest bearing accounts. In addition, we have $75.1 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

        As of September 30, 2004, our investment in marketable securities had a weighted-average time to maturity of approximately 210 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three months to two years.

        If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest income of $1.5 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, as of the end of the period covered by this annual report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

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

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The  information  required  by this Item is  included  in  "Proposal  1:
Elections of Directors", "Management", and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is included in the "Executive Compensation and Related Information" section of the our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is included in the "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" sections of our Proxy Statement to be filed in connection with the our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is included in the "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" sections of our Proxy Statement to be filed in connection with the our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is included in the "Ratification of Appointment of Independent Auditors" section of the our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this Report:

          1. Financial Statements. The following financial statements of Optical Communication Products, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:



                                                                                                         Page
                                                                                                         ----

Optical Communication Products Financial Statements
---------------------------------------------------
Independent Auditors' Report............................................................................. F-2
Balance Sheets at September 30, 2003 and 2004............................................................ F-3
Statements of Operations for each of the three years in the period ended September 30, 2004.............. F-4
Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2004.... F-5
Statements of Cash Flows for each of the three years in the period ended September 30, 2004.............. F-6
Notes to Financial Statements............................................................................ F-7


        2. Financial Statement Schedule. The financial statement schedule of Optical Communication Products, Inc. is included below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

                 Schedule II- Valuation and Qualifying Accounts
              For the Year Ended September 30, 2002, 2003 and 2004


                                                      Balance at       Additions        (Deductions)               Balance at
                                                     beginning of      charged to        recoveries               end of period
           Description                  Period        period ($)       expense ($)            ($)                      ($)
Allowance for Doubtful Accounts         2002           1,156,000         450,000          (1,479,000)                 127,000
                                        2003             127,000         200,000              132,000                 459,000
                                        2004             459,000          80,000              177,000                 362,000

          3.   Exhibits.   The  following   Exhibits  are  attached  hereto  and
incorporated herein by reference:


  Exhibit
  Number                                     Exhibit Description
--------------------------------------------------------------------------------
3.1*         Amended and Restated Certificate of Incorporation
3.2*         Bylaws
3.2.1***     Amendment Number One to Bylaws
4.1          See Exhibits 3.1, 3.2 and 3.2.1 for  provisions of the  Certificate of Incorporation and Bylaws for the Registrant  defining the rights of holders of common stock of the Registrant
4.2*         Specimen Stock Certificate
4.3*         Standstill and Registration  Rights Agreement,  dated as of October
             26, 2000, by and between the Registrant  and The Furukawa  Electric
             Co., Ltd.
10.1*+       2000 Stock Incentive Plan
10.2*+       Employee Stock Purchase Plan
10.3*        Form of Indemnification Agreement
10.5*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Muoi Van Tran, as currently in effect
10.6*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Mohammad Ghorbanali, as currently in effect
10.7*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Susie L. Nemeti, as currently in effect
10.8*+       Form of Stock  Option  Agreement,  dated  August 29,  2000,  by and between  the  Registrant  and  each  of  Muoi  Van  Tran,  Mohammad
             Ghorbanali   and  Susie  L.   Nemeti   (including   a  schedule  of
             substantially identical terms)
10.9*+       Form of Stock Option Agreement, dated June 28, 1993, by and between the Registrant and each of Muoi Van Tran,  Mohammad  Ghorbanali and
             Susie L. Nemeti  (including a schedule of  substantially  identical terms)
10.10**      Master  Purchase  Agreement,  dated October 1, 2003, by and between the Registrant and The Furukawa Electric Co., Ltd.
21.1*        List of Subsidiaries of the Registrant
23.1         Consent of Deloitte & Touche LLP
31.1         Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002.
31.2         Certification  of Chief  Financial  Officer  pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002.
32.1         Certification  of  Chief  Executive  Officer  and  Chief  Financial
             Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.


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

(b) Exhibit Index:

See Exhibit index.

(c) Financial Statement Schedule:

See Financial statement schedule set forth in (a)(2) above

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodland Hills, State of California, on the 28th day of December, 2004.

                                            Optical Communication Products, Inc.

                                            By:  /s/ Muoi Van Tran
                                                 -------------------------------
                                                 Name:  Muoi Van Tran
                                                 Title: President and Chief
                                                        Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


Signature                          Title                                                Date
---------                          -----                                                ----


----------------------------
/s/ Muoi Van Tran                 Chairman of the Board of Directors, Chief             December 28, 2004
----------------------------      Executive Officer and President (principal
Muoi Van Tran                     executive officer)

----------------------------
/s/ Susie L. Nemeti               Chief Financial Officer (principal                    December  28, 2004
----------------------------      financial and accounting officer)
Susie L. Nemeti


----------------------------
/s/ Masato Sakamoto               Director                                               December  27, 2004
----------------------------
Masato Sakamoto


----------------------------
/s/ Yukimasa Shiga                Director                                               December  27, 2004
----------------------------
Yukimasa Shiga


----------------------------
/s/ Naoomi Tachikawa              Director                                               December  27, 2004
----------------------------
Naoomi Tachikawa


----------------------------
/s/ Stewart D. Personick          Director                                               December  26, 2004
----------------------------
Stewart D. Personick


----------------------------
/s/ Hobart Birmingham             Director                                               December  27, 2004
----------------------------
Hobart Birmingham


----------------------------
/s/ David Warnes                  Director                                               December  27, 2004
----------------------------
David Warnes

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                Page
                                                                                                                ----
Independent Auditors' Report..................................................................................   F-2
Balance Sheets at September 30, 2003 and 2004.................................................................   F-3
Statements of Operations for each of the three years in the period ended September 30, 2004...................   F-4
Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2004.........   F-5
Statements of Cash Flows for each of the three years in the period ended September 30, 2004...................   F-6
Notes to Financial Statements.................................................................................   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Optical Communication Products, Inc.:

        We have audited the accompanying balance sheets of Optical Communication Products, Inc. (the "Company") as of September 30, 2003 and 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Los Angeles, California
December 28, 2004

OPTICAL COMMUNICATION PRODUCTS, INC.
OPTICAL COMMUNICATION PRODUCTS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2004 (in thousands, except share and per share amounts)



                                                                                September 30,
                                                                              2003         2004
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $    64,895   $    75,423
  Marketable securities                                                       65,607        75,131
  Accounts receivable less allowance for doubtful accounts of
    $459 and $362 in 2003 and 2004, respectively                               6,960         8,566
  Income taxes receivable                                                     11,743             0
  Inventories                                                                  5,592         8,649
  Prepaid expenses and other current assets                                      875         1,118
                                                                         -----------   -----------

           Total current assets                                              155,672       168,887

Property, plant and equipment, net                                            36,721        29,278
Marketable securities                                                          5,048             0
Intangible assets, net                                                         2,702         1,802
                                                                         -----------   -----------

TOTAL                                                                    $   200,143   $   199,967
                                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                      $       471   $         0
  Accounts payable                                                             1,169         1,136
  Accounts payable to related parties                                          1,061         3,325
  Accrued bonus                                                                4,433         4,451
  Other accrued expenses                                                       3,159         3,237
  Income taxes payable                                                            26           158
                                                                         -----------   -----------

           Total current liabilities                                          10,319        12,307
                                                                         -----------   -----------

LONG-TERM DEBT, net of current portion                                           864             0
OTHER LONG-TERM LIABILITIES                                                      600           400
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.001 par value; 200,000,000 shares authorized,
    46,297,285 and 46,771,927 shares outstanding at September 30, 2003
    and 2004, respectively                                                        46            47
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    September 30, 2003 and 2004, respectively                                     66            66
  Additional paid-in capital                                                 132,712       132,917
  Retained earnings                                                           55,536        54,230
                                                                         -----------   -----------

           Total stockholders' equity                                        188,360       187,260
                                                                         -----------   -----------

TOTAL                                                                    $   200,143   $   199,967
                                                                         ===========   ===========

    The accompanying notes are an integral part of the financial statements.


OPTICAL COMMUNICATION PRODUCTS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2002, 2003, AND 2004 (In thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                      2002             2003            2004
REVENUE                                                                            $   37,207        $  38,880     $   57,143

COST OF REVENUE                                                                        26,375           25,048         32,648
                                                                                   ----------        ---------     ----------

GROSS PROFIT                                                                           10,832           13,832         24,495
                                                                                   ----------        ---------     ----------

EXPENSES:
  Research and development                                                              5,261           16,246         17,022
  Selling and marketing                                                                 3,717            4,562          5,021
  General and administrative (including stock compensation expense of $86 and $1,292 for years ended September 30, 2002 and 2003,
    respectively)                                                                       4,671            7,011          5,849
                                                                                   ----------        ---------     ----------

           Total expenses                                                              13,649           27,819         27,892
                                                                                   ----------        ---------     ----------

Gain from sale of real property                                                             0                0            942
                                                                                   ----------        ---------     ----------

LOSS FROM OPERATIONS                                                                   (2,817)         (13,987)        (2,455)

OTHER INCOME, Net                                                                       3,391            1,834          1,517
                                                                                   ----------        ---------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                                                         574          (12,153)          (938)

INCOME TAX (BENEFIT) PROVISION                                                           (265)          (1,952)          369
                                                                                   ----------        ---------     ----------

NET INCOME (LOSS)                                                                  $      839        $ (10,201)    $   (1,307)
                                                                                   ==========        =========     ==========
BASIC EARNINGS (LOSS) PER SHARE                                                    $     0.01        $   (0.09)    $    (0.01)

DILUTED EARNINGS (LOSS) PER SHARE                                                  $     0.01        $   (0.09)    $    (0.01)

BASIC SHARES OUTSTANDING                                                              108,391          111,074        112,553

DILUTED SHARES OUTSTANDING                                                            112,578          111,074        112,553


    The accompanying notes are an integral part of the financial statements.


OPTICAL COMMUNICATION PRODUCTS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2002, 2003, AND 2004 (In thousands, except share data)

                                                Preferred Stock             Common Stock
                                             -------------------   -------------------------      Paid-in    Retained
                                              Shares     Amount        Shares         Amount      Capital     Earnings        Total

BALANCE, OCTOBER  1, 2001                                $ -         108,006,602      $ 108      $ 129,707   $ 64,898     $194,713

  Net income                                                                                                      839          839
  Issuance of common stock for exercise
    of stock options and employee stock
    purchase plan                                                      1,028,508          1            151                     152
  Tax benefit from exercise of
    non-qualified stock options                                                                      1,406                   1,406
  Stock option compensation expense                                                                     86                      86
                                             --------    -------     -----------      -----      ---------   --------     --------
BALANCE, SEPTEMBER 30, 2002                                          109,035,110        109        131,350     65,737       197,196

  Net loss                                                                                                    (10,201)     (10,201)
  Issuance of common stock for exercise
    of stock options and employee stock
    purchase plan                                                      3,262,175          3             78                      81
  Tax benefit from exercise of
    non-qualified stock options                                                                      1,303                   1,303
  Stock option compensation expense                                                                    (19)                    (19)
                                             --------    -------     -----------      -----      ---------   --------     --------

BALANCE, SEPTEMBER 30, 2003                                          112,297,285        112        132,712     55,536      188,360

  Net loss                                                                                                     (1,307)      (1,307)
  Issuance of common stock for exercise
    of stock options and employee stock
    purchase plan                                                        474,642          1            205                     206
                                             --------    -------     -----------      -----      ---------   --------     --------

BALANCE, SEPTEMBER 30, 2004                      -       $ -         112,771,927      $ 113      $ 132,917   $ 54,230     $187,260
                                             ========    =======     ===========      =====      =========   ========     ========

    The accompanying notes are an integral part of the financial statements.



OPTICAL COMMUNICATION PRODUCTS, INC
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002, 2003, AND 2004 (in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                     2002          2003         2004
OPERATING ACTIVITIES:
  Net income (loss)                                                               $       839   $  (10,201)  $    (1,307)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       2,433        5,642         5,383
    Amortization of premium on marketable securities                                    2,041        1,543           959
    Gain from sale of real property                                                         -            -          (942)
    Tax benefit from exercise of non-qualified stock options                            1,406        1,303             -
    Stock option compensation expense                                                      86          (19)            -
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                          4,541       (3,497)       (1,606)
      Income taxes receivable                                                          (1,008)     (10,735)       11,743
      Inventories                                                                       8,437        2,123        (3,057)
      Deferred income taxes                                                               101        9,138             -
      Prepaid expense and other assets                                                      6           25          (242)
      Accounts payable                                                                   (742)         546           (33)
      Accounts payable to related parties                                              (1,230)       1,031         2,264
      Accrued bonuses                                                                     402        2,131            18
      Other accrued expenses                                                              (49)         959            78
      Income taxes payable                                                               (310)         (92)          132
      Other long-term liabilities                                                         750         (150)         (200)
                                                                                  -----------   ----------   -----------

           Net cash provided by (used in) operating activities                         17,703         (253)       13,190
                                                                                  -----------   ----------   -----------

INVESTING ACTIVITIES:
  Purchase of marketable securities                                                   (66,713)     (71,424)      (70,435)
  Maturities of marketable securities                                                  75,000       65,000        65,000
  Net proceeds from sale of real property                                                   -            -         5,693
  Purchase of property, plant and equipment                                            (2,773)      (3,441)       (1,791)
   Cash paid for acquisitions                                                                      (10,005)           -
                                                                                  -----------   ----------   -----------

           Net cash provided by (used in) investing activities                          5,514      (19,870)       (1,533)
                                                                                  -----------   ----------   -----------

FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                   (472)        (489)       (1,335)
  Issuance of common stock                                                                152           81           206
                                                                                  -----------   ----------   -----------

           Net cash provided by (used in) financing activities                           (320)        (408)       (1,129)
                                                                                  -----------   ----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   22,897      (20,531)       10,528

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           62,529       85,426        64,895
                                                                                  -----------   ----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                            $    85,426   $   64,895   $    75,423
                                                                                  ===========   ==========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for interest expense                                  $        85   $       54   $        36
  Cash received during the year for income taxes, net                             $      (431)  $   (1,567)  $   (11,522)


    The accompanying notes are an integral part of the financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   GENERAL INFORMATION

        The accompanying financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company"), includes its balance sheets as of September 30, 2003 and 2004 and reflects the results of its operations for the years ended September 30, 2002, 2003 and 2004. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owns 58.5% of the Company's capital stock at September 30, 2004, which accounts for 93.4% of the combined voting power of all of the Company's outstanding common stock.

        Operations - The Company operates in one industry segment, which includes the design and manufacture of fiber optic components. The Company's products consist of optical transmitters, receivers, transceivers and transponders, which convert electronic signals into optical signals and back to electronic signals.

        The Company sells its products to communication equipment manufacturers or CEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for the CEMs and to distributors. For financial reporting purposes, the Company considers its direct sale customers to be either CEMs, CMs or distributors who place purchase orders with the Company directly. Revenue from the Company's largest direct sale customer amounted to 11.0% and 11.1% for the years ended September 30, 2003 and 2004 respectively.

2.   SIGNIFICANT ACCOUNTING POLICIES

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

        Investments in marketable securities were as follows:


                                                                      Unrealized   Unrealized
                Type of Security            Book/Cost     Fair Value    gains       (losses)
-----------------------------------------------------------------------------------------------
                                                          (in thousands)
United States Treasury Notes
     2003                                 $     70,655  $     70,689    $    45    $    (11)
     2004                                       75,131        74,959          -        (172)


        Inventories - Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company establishes its inventory write-downs based on excess and obsolete inventories determined primarily by historical usage and future demand forecasts. Provisions for excess and obsolete inventory result in a new, lower-cost basis for that inventory and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

        Common Stock - At September 30, 2004, the Company had two classes of common stock with a par value of $0.001 per share. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company's outstanding Class B common stock.

        Fair Value of Financial Instruments - The recorded values of marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded value of long-term debt and other liabilities approximate fair value, as interest is variable based on market rates.

        Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and accounts receivable. The Company sells products and extends credit to customers, primarily in the United States, and periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses. The direct sales customer with the largest accounts receivable amounted to $2,298,000 (31.0%) and $1,745,000 (19.5%) at September 30, 2003 and 2004, respectively. For the fiscal year ended September 30, 2003 and 2004, one customer accounted for approximately 11.0% and 11.1%, of our total revenue, respectively. No other direct sales customer accounted for more than 10.0% of our total revenue for the fiscal years ended September 30, 2004 and 2003.

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

        Stock Based Compensation - The Company accounts for its employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has a stock-based compensation plan. The Company's September 30, 2003 operating results include compensation expense related to the repurchase of stock from certain executives of the Company. All options granted had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. The following table illustrates the effect on the operating results and per share amounts if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure an amendment of FASB Statement No. 123 had been applied to stock-based employee compensation:


                                                                              Year Ended September 30,
                                                                         2002          2003        2004
                                                                     (in thousands, except per share amounts)

Net income (loss):
  As reported                                                         $      839    $ (10,201)   $  (1,307)
     Add: The stock-based employee compensation cost, net
     of related tax effects, included in the determination of
     net income as reported                                                               852
     Deduct: Total stock-based employee compensation
     expense determined under fair value based method for
     all awards, net of related tax effects                               (7,539)      (6,972)      (6,118)
                                                                   ------------------------------------------
  Pro forma net loss                                                  $   (6,700)   $ (16,321)   $  (7,425)
                                                                   ==========================================

Basic income (loss) per share
  As reported                                                         $     0.01    $   (0.09)   $   (0.01)
  Pro forma                                                           $    (0.06)   $   (0.15)   $   (0.07)

Diluted income (loss) per share
  As reported                                                         $     0.01    $   (0.09)   $   (0.01)
  Pro forma                                                           $    (0.06)   $   (0.15)   $   (0.07)


        The fair value of each option grant estimated on the date of grant used to compute pro forma net income (loss) and pro forma net income (loss) per share is estimated using the Black-Scholes option pricing model. The following assumptions were used in completing the model:

                                                 September 30,
                                    -----------------------------------------
                                       2002           2003           2004

        Dividend yield                     0 %          0 %            0 %
        Expected volatility              116 %        104 %           99 %
        Risk-free rate of return        4.94 %       3.67 %         3.98 %
        Expected life (years)            7.2          8.2            8.1


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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation No. 46R, "Consolidation of Variable

        Interest Entities--an Interpretation of ARB No. 51" ("FIN 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material effect on the Company's financial condition, results of operations or liquidity.

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

        In July 2004, the Emerging Issues Task Force ("EITF") published its consensus on Issue No. 03-01, "The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards ("SFAS") No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force
        (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

        In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities and unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the impact of adopting SFAS 151.

        On December 16, 2004, the FASB issued Statement 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of adopting SFAS 123(R).

        Reclassifications -Certain reclassifications have been made to the 2003 financial statements to conform to the classifications used in 2004.

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

4.      INVENTORIES

        Inventories consist of the following:

                                                        September 30,
                                              -----------------------------
                                                   2003             2004
                                                      (in thousands)

        Raw materials                           $    1,988     $    4,911
        Work-in-process                              3,090          2,927
        Finished goods                                 514            811
                                                ----------     ----------

        Total                                   $    5,592     $    8,649
                                                ==========     ==========

5.   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consist of the following:

                                                September 30,
                                           ---------------------      Useful
                                               2003        2004       Lives
                                                (in thousands)

        Land                                 $   8,074  $   6,729
        Buildings                               17,959     14,949     39 years
        Machinery and equipment                 18,937     19,965      5 years
        Furniture and fixtures                     367        382      5 years
        Computer hardware and software           1,388      1,592      3 years
        Leasehold improvements                     32         181      9 years
                                             ---------  ---------

                                                46,757     43,798
        Less accumulated depreciation          (10,036)   (14,520)
                                             ---------  ---------
        Total                                $  36,721  $  29,278
                                             =========  =========

        Depreciation and amortization expense for 2002, 2003 and 2004 was approximately $2,433,000, $4,652,000 and $4,484,000, respectively.

        On June 8, 2001, the Company purchased land and a 145,720 square foot building in Woodland Hills, California for the purchase price of $18,750,000. The Company is occupying an aggregate of approximately 89,000 square feet and currently leases an aggregate of 59,550 square feet of this building to two unrelated parties under lease agreements expiring through February 2006. Rental income from these leases was $433,000, $398,000 and $473,000 for the fiscal years ended September 30, 2002, 2003 and 2004, respectively. Rental income is included in other income in the accompanying financial statements. Future rental income is expected to be $451,000 in 2005 and $169,000 in 2006.

        In August, 2003, the Company relocated its corporate headquarters, manufacturing, research and development and sales operations from Chatsworth, California to the building in Woodland Hills, California.

        On June 30, 2004, the Company sold the building located in Chatsworth, California which was its former corporate headquarters and recognized a gain of $942,000. The net proceeds from this transaction were approximately $5.7 million.

6.      INTANGIBLE ASSETS

        During fiscal year 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The Company completed its annual impairment test during the fourth quarter of fiscal year ended September 30, 2004 and no impairment was recorded. The following sets forth the intangible assets by major asset class:

                                             2003           2004        Period
                                      -----------------------------------------
                                              (in thousands)            (Years)

        Licensing Fees                 $    2,000    $      2,000         3.5
        Accumulated Amortization           (1,067)         (1,534)

        Patents                               950             950         5.0
        Accumulated Amortization             (174)           (364)

        Acquired Technology                 1,216           1,216         5.0
        Accumulated Amortization             (223)           (466)
                                      ----------------------------
        Total intangible assets        $    2,702    $      1,802
                                            =====           =====



        Aggregate amortization expense related to intangible assets was approximately $600,000, $864,000 and $900,000 for the years ended September 30, 2002, 2003 and 2004, respectively. There was no impairment loss recorded during fiscal years 2003 or 2004.

        Following is a summary of future amortization expense in each of the next five fiscal years.

                                            (in thousands)

        fiscal 2005                              $   900
        fiscal 2006                                  433
        fiscal 2007                                  433
        fiscal 2008                                  36
                                                 -------

                                                 $ 1,802
                                                 =======


7.   LONG-TERM DEBT

       Term Loan - The term loan was used to fund the purchase of the Company's land and building located in Chatsworth, California. The term loan bore interest on the amount outstanding at various time intervals based on the Company's election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.80%. This term loan was fully paid in August, 2004 and the Company has no other term loans outstanding.


       Long-term debt at September 30, 2003 consists of the following:

                                                                       2003
                                                                  (in thousands)
                                                                  --------------

        Term loan due July, 2006 (3.10% at September 30, 2003)     $     1,335
        Less current portion                                               471
                                                                   -----------
        Long-term debt, net of current portion                     $       864
                                                                   ===========


       Revolving Credit Facility - On March 27, 2003, the Company terminated its revolving credit facility. The credit limit of the revolving credit facility was $1.0 million. No amounts had been borrowed against the revolving credit facility through the termination date of the revolving credit facility in 2004.

8.      EARNINGS PER SHARE

       The following is a calculation of basic and diluted earnings per share ("EPS"):


                                                               Year Ended September 30,
                                                       ----------------------------------------
                                                             2002        2003         2004
                                                          (in thousands, except per share data)
        BASIC EPS COMPUTATION:
        Net income (loss) applicable to common stock     $      839   $  (10,201)   $  (1,307)
                                                         ==========   ==========    =========

        Weighted average common shares outstanding          108,391      111,074      112,553
                                                         ----------   ----------    ---------
        Basic earnings (loss) per share                  $     0.01   $    (0.09)   $   (0.01)
                                                         ==========   ==========    =========
        DILUTED EPS COMPUTATION:
        Net income (loss) applicable to common stock     $      839   $  (10,201)   $  (1,307)
                                                         ==========   ==========    =========
        Weighted average common shares outstanding           108,391     111,074      112,553
        Effect of diluted securities:
             Common stock options                             4,187         -            -
                                                         ----------   ----------    ---------
        Diluted shares outstanding                          112,578      111,074      112,553
                                                         ==========   ==========    =========
        Diluted earnings (loss) per share                $     0.01   $    (0.09)   $   (0.01)
                                                         ==========   ==========    =========


        The weighted average diluted common shares outstanding for years ended September 30, 2002, 2003, and 2004 excludes the dilutive effect of approximately 5,635,900, 7,893,300 and 7,748,800 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's Common Stock during the fiscal year or as a result of the Company's net loss.

9.      COMMITMENTS AND CONTINGENCIES

        Operating Leases - The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable either monthly, semiannually, annually or for five years. Rent expense for these leases for the years ended September 30, 2002, 2003, and 2004 was $83,000, $488,000 and $516,000, respectively.


        The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at September 30, 2004:

        (in thousands)
        Fiscal Year
           2005                                          $      523
           2006                                                 189
           2007                                                  12
                                                        ------------

        Total minimum lease payments                     $      725
                                                        ============

        Legal Proceedings - On April 12, 2002, the Company resolved its patent infringement litigation with Stratos Lightwave, Inc. ("Stratos"). As part of the settlement, the Company entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term. At the end of the five-year term, the Company has the option to renegotiate with Stratos for an extension of the license. As of September 30, 2004, the remaining amount the Company is required to pay under the settlement is $600,000 which will be payable annually in equal installments in the next three years. Accordingly, $200,000 is included in other accrued expenses and the remaining outstanding balance of $400,000 is included in the Other Long Term Liabilities the 2004 balance sheet.

        Purchase Commitments - As of September 30, 2004, the Company has entered into purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $3.6 million of which $3.5 million and $100,000 is for fiscal year ending September 30, 2005 and 2006, respectively. Total purchase commitments to related party is $804,000 for the next two years.

        Warranty Accruals - The Company provides a warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve.


                                          Balance at    Additions                  Balance
                                 Fiscal   beginning    charged to                  at end of
                                  year    of period      expense    (Deductions)     period
           Warranty Reserve       2002      $ 738,000           --     $ (695,000)   $ 43,000
                                  2003       $ 43,000     $ 19,000     $  (16,000)   $ 46,000
                                  2004       $ 46,000     $ 11,000     $  (26,000)   $ 31,000

10.  STOCKHOLDERS' EQUITY

        Initial Public Offering - On November 3, 2000, the Company completed its initial public offering of 12,075,000 newly issued shares of Class A common stock, which included the exercise of the underwriters' over-allotment option of 1,575,000 shares, at an offering price of $11.00 per share. Proceeds from the offering were $123,572,000, less underwriting discounts and commissions.

        Preferred and Common Stock - On October 27, 2000, the Company reincorporated in Delaware and created two new classes of common stock with a par value of $0.001 per share. All of the Company's outstanding shares of common stock and convertible preferred stock automatically converted into shares of Class A and Class B common stock, respectively. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. As of September 30, 2004 Furukawa owns all 66,000,000 shares of the Company's outstanding Class B common stock, which accounts for 93.4% of the combined voting power of all of the Company's outstanding common stock.

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

        On August 29, 2000, the Board of Directors approved the 2000 Stock Incentive Plan. Upon the effectiveness of the Company's IPO, the 1992 Stock Option Plan and the 2000 Stock Option/Stock Issuance Plan were terminated and no further options grants may be made under these plans. All options outstanding from the 1992 Stock Option Plan and the 2000 Stock Option/Stock Issuance Plan were transferred to the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan provides that options may have a term of up to 10 years, and become exercisable and vest in increments. The normal vesting is 25 percent per year. However, the vesting period can vary. All options were granted with the exercise price equal to the fair value of the Company's common stock on the date of grant.

        In July 2002, the Company granted stock options under the 2000 Stock Incentive Plan to a member of the Board of Directors for consulting services to be performed through January 2004. The options vest ratably in monthly increments over the term of the services rendered.
        Compensation cost has been determined on the basis of fair value pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or Conjunction with Selling, Goods or Services." Compensation expense recognized on the vested options for fiscal year ended September 30, 2002 was $85,700. On November 2002, that member of the Board of Directors terminated performance of the consulting services. Compensation expense for the fiscal year ended September 30, 2003 was ($19,500), representing an adjustment of compensation expense previously recognized due to the early termination of the consulting services.

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

        There were 6,103,369 shares available for future grant under the Company's 2000 Stock Incentive Plan at September 30, 2004. Stock option activity, including the options granted outside the plans, is as follows:


                                                                                                       Weighted
                                                          Number              Exercise Price            Average
                                                        of Options              per Option           Exercise Price

Options outstanding - September 30, 2001                12,459,635            0.0003 to 17.38             5.67
  Options granted                                          867,460             1.04 to 4.55               1.93
  Options exercised                                       (974,250)           0.0003 to 0.39              0.04
  Options canceled                                        (375,795)            0.19 to 17.38              7.95
                                                      ----------------  ------------------------  -------------

Options outstanding - September 30, 2002                11,977,050            0.0003 to 17.38             5.78
  Options granted                                          946,504             0.68 to 2.29               1.02
  Options exercised                                     (3,186,651)           0.0003 to 0.39             0.007
  Options canceled*                                     (1,843,555)           0.0003 to 17.38             1.25
                                                      ----------------  ------------------------  -------------

Options outstanding - September 30, 2003                 7,893,348            0.0562 to 17.38             8.60
  Options granted                                          451,140             1.69 to 4.05               2.98
  Options exercised                                       (370,710)            0.562 to 2.57              0.29
  Options canceled                                        (224,997)            0.68 to 13.38              4.87
                                                      ----------------  ------------------------  -------------

Options outstanding - September 30, 2004                 7,748,781           $0.100 to $17.38           $ 8.78
                                                      ================  ========================  =============

* Cancelled options include 1,366,579 options repurchased by the Company from two executive officers.
These options were granted outside of the Company's stock option plan.


        The following table summarizes information regarding options outstanding at September 30, 2004:



       Range of              Number         Remaining           Average          Shares              Average
     Exercise Prices      Outstanding    Contractual Life   Exercise Price     Exercisable       Exercise Price

  $0.0000 - $1.7380        1,471,811            6.2          $    0.6636          908,093         $    0.4487
  $1.7381 - $3.4760          978,710            8.2          $    2.5074          311,205         $    2.2775
  $3.4761 - $5.2140           43,000            8.1          $    3.9940           12,250         $    4.2157
  $6.9521 - $8.6900           68,670            6.8          $    8.0500           51,600         $    8.0500
  $8.6901 - $10.4280          15,000            6.8          $    9.7200           11,250         $    9.7200
  $10.4281 - $12.1660      4,099,390            5.9          $   11.0014        3,994,471         $   11.0011
  $12.1661 - $13.9040          6,000            6.6          $   13.3800            4,500         $   13.3800
  $15.6421 - $17.3800      1,066,200            6.3          $   17.3800          799,649         $   17.3800
                           ---------          -----          -----------       ----------         -----------

                           7,748,781            6.4          $    8.7770        6,093,018         $    9.7808
                           =========          =====          ===========       ==========         ===========


       The weighted average estimated fair value of options granted in 2002, 2003, and 2004 was $1.90, $1.00 and $3.00, respectively. The total number of shares exercisable were 6,093,018, 5,686,086 and 9,479,242 as of September 30, 2004, 2003 and 2002, respectively.

11.  PROFIT SHARING PLAN

        The Company has a deferred cash and profit sharing plan covering all employees, subject to certain participation and vesting requirements. The plan provides that the Company will partially match employees contributions or provide discretionary contributions up to a certain amount. Total contributions by the Company were $705,000 and $1,462,000 for the years ended September 30, 2002 and 2003, respectively. The Company has $1,218,000 reserved for year ended September 30, 2004 contributions.

12.  INCOME TAXES

        The components of income tax expense are as follows:


                                                                         Year Ended September 30,
                                                              ---------------------------------------------
                                                                   2002             2003            2004
                                                                               (in thousands)
Current:
   Federal                                                      $ (1,546)          $(12,408)        $ 192
   State                                                            (226)                19           133
   Foreign                                                            -                  26            44
                                                                --------           --------        ------

Total current                                                     (1,772)           (12,363)          369
                                                                --------           --------        ------

Effect of non-qualified stock option exercises
   upon inome taxes currently payable                              1,406              1,273             0

Deferred:
   Federal                                                            64              7,453             0
   State                                                              37              1,685             0
                                                                --------           --------        ------

Total deferred                                                       101              9,138             0
                                                                --------           --------        ------

Provision for income taxes                                      $   (265)          $ (1,952)       $  369
                                                                ========           ========        ======


        The components of deferred income taxes are as follows:

                                                              September 30,
                                                         -----------------------
                                                            2003        2004

Allowance for doubtful accounts                           $   195      $   247
Uniform capitalization and obsolete inventory               1,542        1,145
State NOL and credits carry-forwards                        1,738        1,742
Federal NOL                                                     0          698
Depreciation                                                 (259)         464
Other                                                         246          194
                                                          -------      -------
Net deferred tax asset                                      3,462        4,490
Valuation allowance                                        (3,462)      (4,490)
                                                          -------      -------
Net deferred tax asset                                    $     -      $   -
                                                          =======      =======


        A reconciliation of the Company's provision for income taxes to the U.S. federal statutory rate is as follows (in thousands):


                                                            Year Ended September 30,
                                    ------------------------------------------------  ----------------------
                                                 2002                  2003                  2004
                                           Amount      %        Amount         %       Amount       %
                                    -----------------------  -----------------------  ----------------------
Provision for income taxes
   at statutory rate                    $   201      35.0 %    $(4,254)     (35.0)%   $  (328)    (35.0)%
State taxes, net of federal
   benefit                                  123      21.4        1,107        9.1          86       9.2
Federal valuation allowance                                      1,373       11.3         413      44.0
Tax benefit on export sales                (595)   (103.6)
Adjustment of prior year deferred tax                                                     192       205
Other                                         6       1.0         (178)      (1.5)          6       0.6
                                        -------     -----      -------      -----     -------      ----
                                        $  (265)    (46.2)%    $(1,952)     (16.1)%   $   369      39.3 %
                                        =======     =====      =======      =====     =======      ====

        The   Company  has  federal  net   operating   loss   carryforwards   of
        approximately $2,115,000, which expire in 2024 and state net operating loss carryforwards of approximately $1,742,000, which expire in 2009.

13.  RELATED PARTY TRANSACTIONS

        The Company is a subsidiary of Furukawa Electric North America, which is a wholly owned subsidiary of Furukawa. The Company's related party transactions occur between itself and other Furukawa owned subsidiaries and affiliates.

        The Company sells fiber optic components and purchases raw materials from some of these entities in the regular course of business. Sales of fiber optic subsystems and modules to related parties amounted to $399,000, $481,000 and $218,000 for the years ended September 30, 2002,
        2003, and 2004, respectively. Purchases of raw materials from related parties amounted to $5,967,000, $6,690,000 and $13,285,000 for the years ended September 30, 2002, 2003, and 2004, respectively. Accounts receivable due from related parties were $7,000 and $7,000 at September 30, 2003 and 2004, respectively. Accounts payable to related parties were $1,061,000 and $3,325,000 at September 30, 2003 and 2004,
        respectively. No management fees were paid in the fiscal years ended September 30, 2002, 2003, and 2004.

14.  SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in one reportable segment, which includes the design and manufacture of fiber optic subsystems and modules. The following are summaries of sales to geographic areas based on the location of the entity purchasing the Company's products and sales for each of the components within the segment:

                                                    September 30,
                                         2002           2003          2004
                                                    (in thousands)

Revenue by Geographical Area:
  United States                         $ 23,587     $ 19,933     $ 26,358
  Canada                                   4,582        3,578        6,004
  Israel                                   1,563        3,129        7,639
  Asia                                     2,932        6,395        9,716
  Europe                                   3,603        5,565        7,148
  Other                                      940          280          278
                                        --------     --------     --------
                                        $ 37,207     $ 38,880     $ 57,143
                                        ========     ========     ========
Revenue by Component:
  Receivers                             $  3,975     $  4,208     $  4,164
  Transceivers                            26,574       28,249       47,601
  Transmitters                             5,241        5,254        5,140
  Other                                    1,417        1,169          238
                                        --------     --------     --------
                                        $ 37,207     $ 38,880     $ 57,143
                                        ========     ========     ========

                                     ******

                                INDEX TO EXHIBITS

  Exhibit
  Number                                     Exhibit Description
--------------------------------------------------------------------------------
3.1*         Amended and Restated Certificate of Incorporation
3.2*         Bylaws
3.2.1***     Amendment Number One to Bylaws
4.1          See Exhibits 3.1, 3.2 and 3.2.1 for  provisions of the  Certificate of Incorporation and Bylaws for the Registrant  defining the rights of holders of common stock of the Registrant
4.2*         Specimen Stock Certificate
4.3*         Standstill and Registration  Rights Agreement,  dated as of October
             26, 2000, by and between the Registrant  and The Furukawa  Electric
             Co., Ltd.
10.1*+       2000 Stock Incentive Plan
10.2*+       Employee Stock Purchase Plan
10.3*        Form of Indemnification Agreement
10.5*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Muoi Van Tran, as currently in effect
10.6*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Mohammad Ghorbanali, as currently in effect
10.7*+       Employment  Agreement,  dated  November 1, 1999, by and between the
             Registrant and Susie L. Nemeti, as currently in effect
10.8*+       Form of Stock  Option  Agreement,  dated  August 29,  2000,  by and between  the  Registrant  and  each  of  Muoi  Van  Tran,  Mohammad
             Ghorbanali   and  Susie  L.   Nemeti   (including   a  schedule  of
             substantially identical terms)
10.9*+       Form of Stock Option Agreement, dated June 28, 1993, by and between the Registrant and each of Muoi Van Tran,  Mohammad  Ghorbanali and
             Susie L. Nemeti  (including a schedule of  substantially  identical terms)
10.10**      Master  Purchase  Agreement,  dated October 1, 2003, by and between the Registrant and The Furukawa Electric Co., Ltd.
21.1*        List of Subsidiaries of the Registrant
23.1         Independent Registered Public Accounting Firm Consent
31.1         Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002.
31.2         Certification  of Chief  Financial  Officer  pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  302  of  the
             Sarbanes-Oxley Act of 2002.
32.1         Certification  of  Chief  Executive  Officer  and  Chief  Financial
             Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

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