Form 10-Q
period 2004-12-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2005-02-11
CIK 1122668

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

                                       or

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

        The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of January 31, 2005, there were approximately 46,841,555 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.


================================================================================

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2004


                                                                            PAGE
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheets as of December 31, 2004 (unaudited) and September       1
        30, 2004 ...........................................................
        Statements of Operations for the Three Months Ended December 31,
        2004 and 2003 (unaudited)...........................................   2

        Statements of Cash Flows for the Three Months Ended December 31,
        2004 and 2003 (unaudited)...........................................   3

        Notes to Financial Statements (unaudited)...........................   4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................   9

Item 3. Quantitative and Qualitative Disclosure about Market Risk...........  28
Item 4. Controls and Procedures.............................................  28

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings...................................................  30

Item 6. Exhibits and Reports on Form 8-K....................................  30

Signature...................................................................  31

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

                                                                              December 31,      September 30,
                                                                                  2004              2004
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 83,793         $ 75,423
  Marketable securities                                                           64,995           75,131
  Accounts receivable less allowance for doubtful accounts:
    $358 at December 31, 2004 and $362 at September 30, 2004                       8,629            8,566
  Inventories                                                                     10,137            8,649
  Prepaid expenses and other current assets                                          827            1,118
                                                                                --------         --------

           Total current assets                                                  168,381          168,887

Property, plant and equipment, net                                                28,082           29,278
Intangible assets, net                                                             1,577            1,802
                                                                                --------         --------

TOTAL ASSETS                                                                    $198,040         $199,967
                                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $  1,605         $  1,136
  Accounts payable to related parties                                              3,828            3,325
  Accrued payroll & benefits                                                       1,321            1,989
  Accrued bonus                                                                    2,285            4,451
  Other accrued expenses                                                           1,144            1,248
  Income taxes payable                                                               158              158
                                                                                --------         --------

           Total current liabilities                                              10,341           12,307
                                                                                --------         --------

OTHER LONG-TERM LIABILITIES                                                          400              400
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.001 par value; 200,000,000 shares authorized,
    46,841,055 and 46,771,927 shares outstanding at December 31, 2004
    and September 30, 2004, respectively.                                             47               47
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    December 31, 2004 and September 30, 2004                                          66               66
  Additional paid-in-capital                                                     132,988          132,917
  Retained earnings                                                               54,198           54,230
                                                                                --------         --------

           Total stockholders' equity                                            187,299          187,260
                                                                                --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $198,040         $199,967
                                                                                ========         ========

                       See notes to financial statements.


OPTICAL COMMUNICATION PRODUCTS, INC

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
                                                                             Three Months Ended December 31,
                                                                            ---------------------------------
                                                                                    2004          2003
-------------------------------------------------------------------------------------------------------------
REVENUE                                                                          $  14,023     $  13,769

COST OF REVENUE                                                                      8,558         8,185
                                                                                 ---------     ---------

GROSS PROFIT                                                                         5,465         5,584
                                                                                 ---------     ---------

EXPENSES:
  Research and development                                                           3,727         4,253
  Selling and marketing                                                              1,201         1,348
  General and administrative                                                         1,194         1,596
                                                                                 ---------     ---------
           Total expenses                                                            6,122         7,197
                                                                                 ---------     ---------

LOSS FROM OPERATIONS                                                                  (657)       (1,613)

OTHER INCOME, Net                                                                      626           262
                                                                                 ---------     ---------

LOSS BEFORE INCOME TAXES                                                               (31)       (1,351)

INCOME TAX PROVISION                                                                     0           192
                                                                                 ---------     ---------

NET LOSS                                                                         $     (31)    $  (1,543)
                                                                                 =========     =========

BASIC LOSS PER SHARE                                                             $   (0.00)    $   (0.01)
                                                                                 =========     =========

DILUTED LOSS PER SHARE                                                           $   (0.00)    $   (0.01)
                                                                                 =========     =========

BASIC SHARES OUTSTANDING                                                           112,818       112,338
                                                                                 =========     =========

DILUTED SHARES OUTSTANDING                                                         112,818       112,338
                                                                                 =========     =========

                        See Notes to Financial Statements


OPTICAL COMMUNICATION PRODUCTS, INC

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                            Three Months Ended December 31,
                                                                          -----------------------------------
                                                                                 2004             2003
-------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net loss                                                                    $    (31)        $ (1,543)

  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation and amortization of property, plant and equipment               1,271            1,265
    Amortization of intangibles                                                    225              225
    Amortization of  premiums on marketable securities                             103              310
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                     (63)            (388)
      Income taxes receivable                                                       --              192
      Inventories                                                               (1,488)             (45)
      Prepaid expense and other assets                                             291           (1,314)
      Accounts payable                                                             469              754
      Accounts payable to related parties                                          503            1,587
      Accrued bonuses                                                           (2,166)          (1,615)
      Other accrued expenses                                                      (772)            (390)
                                                                              --------         --------

Net cash used in operating activities                                           (1,658)            (962)
                                                                              --------         --------

Investing Activities:
Purchase of marketable securities                                               (4,967)         (10,094)
Maturities of marketable securities                                             15,000           15,000
Purchase of property, plant and equipment                                          (76)          (1,398)
                                                                              --------         --------
Net cash provided by investing activities                                        9,957            3,508
                                                                              --------         --------

Financing Activities:
Principal payments on long-term debt                                                --             (118)
Issuance of common stock                                                            71               47
                                                                              --------         --------

Net cash provided by (used in) financing activities                                 71              (71)
                                                                              --------         --------

Increase in cash and cash equivalents                                            8,370            2,475

Cash and cash equivalents, beginning of period                                  75,423           64,895
                                                                              --------         --------

Cash and cash equivalents end of period                                       $ 83,793         $ 67,370
                                                                              ========         ========

Supplemental disclosures of cash flow information:
Cash paid during period for:
      Interest                                                                $     --         $    (11)
      Income taxes                                                            $     --         $     --

                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

        The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of December 31, 2004 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the annual report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2004. The results of operations for the period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 58.5% of the Company's common stock at December 31, 2004, which accounts for 93.4% of the combined voting power of all of the Company's outstanding stock.

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

                                                    Three months ended December 31,
                                                        2004                2003
                                                        ----                ----

                                                (in thousands, except per share amounts)
Net loss:
    As reported:                                     $    (31)            $ (1,543)
    Deduct total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects:                          (997)              (1,525)
                                                ----------------------------------------
    Pro forma                                        $ (1,028)            $ (3,068)
                                                ========================================
Basic loss per share
  As reported                                        $  (0.00)            $  (0.01)
  Pro forma                                          $  (0.01)            $  (0.03)

Diluted loss per share
  As reported                                        $  (0.00)            $  (0.01)
  Pro forma                                          $  (0.01)            $  (0.03)


        The fair value of each option grant estimated on the date of grant used to compute pro forma income per share is estimated using the Black-Scholes option-pricing model. The following assumptions were used in completing the model:

                                        Three months ended December 31,
                                          2004                2003
                                          ----                ----

        Dividend yield                      0%                 0%
        Expected volatility                96%                103%
        Risk-free rate of return          4.04%               3.89%
        Expected life (years)              8.7                 7.1


        During the three months ended December 31, 2004 and 2003, the Company granted 23,900 and 16,000 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The average exercise prices of the underlying Common Stock on the dates of the grant were $2.14 and $3.64 for the three months ended December 31, 2004 and 2003, respectively.

        Recent Accounting Pronouncements

        In July 2004, the Emerging Issues Task Force ("EITF") published its consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards ("SFAS") No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force
        (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

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

2.   INVENTORIES

        Inventories consist of the following (in thousands):

                                               December 31,       September 30,
                                                   2004               2004
                                               (Unaudited)

        -----------------------------------------------------------------------

        Raw materials                    $        5,897       $        4,911
        Work-in-process                           3,364                2,927
        Finished goods                              876                  811
                                         ------------------   -----------------
        Total inventories                $       10,137       $        8,649
                                         ==================   =================


3.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):


                                               December 31,        September 30,
                                                   2004                 2004
                                                (Unaudited)
                                                                                       Useful Lives
        --------------------------------------------------------------------------------------------
        Land                                 $        6,729       $        6,729
        Buildings and improvements                   14,949               14,949       39 years
        Machinery and equipment                      20,027               19,965        5 years
        Computer hardware and software                1,606                1,592        3 years
        Furniture and fixtures                          382                  382        5 years
        Leasehold improvements                          181                  181        9 years
                                             ------------------   -----------------
                                                     43,874               43,798
        Less accumulated depreciation                15,792               14,520
                                             ------------------   -----------------
                                             $       28,082       $       29,278
                                             ==================   =================

4.   INTANGIBLE ASSETS

        The Company's intangible assets by major asset class are as follows:

                                                                     As of                     Weighted Average
                                                 December 31, 2004                            Amortization Period
                                                   (in thousands)      September 30, 2004          (Years)
                                                 -----------------------------------------------------------------

Licensing Fees                                           $ 2,000           $ 2,000                   3.5
   Accumulated Amortization                               (1,651)           (1,534)

Patents                                                      950               950                   5.0
   Accumulated Amortization                                 (411)             (364)

Acquired Technology                                        1,216             1,216                   5.0
   Accumulated Amortization                                 (527)             (466)
                                                         --------------------------

Total intangible assets, net                             $ 1,577           $ 1,802
                                                         =========================

        Aggregate   amortization   expense  related  to  intangible  assets  was
        approximately $225,000 and $225,000 for the three months ended December 31, 2004 and 2003.

        Following is a summary of future amortization expense in each of the next five fiscal years.

                                                           (in thousands)

remaining nine months fiscal 2005                              $     675
fiscal 2006                                                          433
fiscal 2007                                                          433
fiscal 2008                                                           36
                                                               ---------
                                                               $   1,577
                                                               =========

5.   EARNINGS (LOSS) PER SHARE

        The following is a calculation of basic and diluted earnings (loss) per share ("EPS"):


                                              Three Months Ended
                                                 December 31,
                                    -------------------------------------
                                           2004               2003
                                    (in thousands, except per share data)

-------------------------------------------------------------------------

 BASIC EPS COMPUTATION:
 Net income (loss) applicable to
 common stock                            $      (31)       $   (1,543)
                                         -----------       -----------

 Weighted average common shares              112,818           112,338
                                         -----------       -----------


Basic earnings (loss) per share        $      (0.00)       $    (0.01)
                                      ==============       ===========



DILUTED EPS COMPUTATION:
Net income (loss) applicable to
common stock                             $      (31)       $   (1,543)
                                      --------------       -----------
Diluted weighted average shares
outstanding                                  112,818           112,338
                                      --------------       -----------
Diluted earnings (loss) per share
                                       $      (0.00)       $    (0.01)
                                      ==============       ===========

        The weighted average diluted common shares outstanding for the three months ended December 31, 2004 and December 31, 2003 excludes the dilutive effect of approximately 6,833,648 and 7,111,760 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's Common Stock during the period or due to a net operating loss.

6.   COMMITMENTS AND CONTINGENCIES

        Operating Leases

        The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the three months ended December 31, 2004 and 2003 was $135,000 and $102,000, respectively.

        Following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2004:

        (in thousands)
        ----------------------------------------------------------------------
                 nine months thru September 30, 2005                     $ 391
                 2006                                                      189
                 2007                                                       12
        ----------------------------------------------------------------------
                 Total minimum lease payments                            $ 592
                 =============================================================

        Warranty Accruals

        The Company provides a standard warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve.

                            Balance at   Additions                     Balance
                            beginning    charged to                   at end of
       Warranty Reserve     of period     expense     (Deductions)     period
       Three months ended:
        December 31, 2003     $ 46,000   $  (14,000)      $ (3,000)    $ 29,000
        December 31, 2004     $ 31,000   $     3,000      $ (8,000)    $ 26,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed below in this Report under "Risk Factors" and elsewhere in this Report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended September 30, 2004.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, valuation of excess and obsolete inventory, warranty accruals, long-lived assets and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Financial Statements.

Allowance for Doubtful Accounts and Sales Returns

        Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $8.6 million as of December 31, 2004 and September 30, 2004. The allowance for doubtful accounts and sales returns as of December 31, 2004 was $358,000, compared with $362,000 as of September 30, 2004. The allowance is based on our assessment of the collectibility of customer accounts and potential returns. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer's ability to pay and historical customer returns. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to deviate from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-downs

        Our inventory balance was $10.1 million as of December 31, 2004, compared with $5.6 million as of December 31, 2003. At December 31, 2004 and 2003 inventory with a historical cost of $10.0 million and $13.7 million, respectively, was written down as excess and obsolete inventory. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. We operate in a highly-volatile industry with high and unpredictable rates of inventory obsolescence. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We do not necessarily discard written-down inventory and, on occasion, we have discovered that written-down inventory was not obsolete or excess, as previously estimated. In those situations, the written down inventory is sold and reflected in cost of sales at the new written-down basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected.

Warranty Accruals

        The  liability  for  product  warranties,   included  in  other  accrued
liabilities, was $26,000 as of December 31, 2004, compared with $31,000 as of September 30, 2004. Our products sold are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of sales based on associated material costs, and labor costs. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Long-Lived Assets

        We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our long-lived assets subject to impairment are our property, plant and equipment and our intangible assets which had net carrying values of $28.0 million and $1.6 million, respectively at December 31, 2004. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

Income Taxes

        At December 31, 2004, the unadjusted net book value of our deferred income tax assets totaled approximately $4.5 million, which was principally comprised of federal and state net operating loss carry-forwards and differences between the book and tax bases or our inventories. The provisions of SFAS No. 109 "Accounting for Income Taxes," require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.

        We  continually   reassess  our   assumptions  and  judgments  and  make
adjustments when significant facts and circumstances dictate.

Overview

        We design, manufacture and sell a comprehensive line of high performance, highly reliable fiber optic subsystems and modules for fiber optic transmission systems that are used to address the bandwidth limitations in the metropolitan area network, or MAN, local area network, or LAN, and storage area network, or SAN, markets. Our subsystems and modules include optical transmitters, receivers, transceivers and transponders that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private networks. We began our operations and shipped our first products in November of 1991.

        Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.5% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock as of the fiscal quarter ended December 31, 2004. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a one-year Master Purchase Agreement, which we entered into with Furukawa on October 1, 2003. This Agreement renews automatically on October 1 of each year unless it is terminated upon written notice by either Furukawa or us prior to renewal. This agreement was automatically renewed on October 1, 2004.

        We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to communication equipment manufacturers, or CEMs, their contract manufacturers, or CMs, who incorporate them into systems they assemble for CEMs, and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 70.7% and 70.3% of our total revenue for the quarters ended December 31, 2004 and 2003, respectively. Cisco Systems and Alcatel, (including sales to each of their contract manufacturers) accounted for approximately 18.1% and 12.1%, respectively, of our total revenue for the quarter ended December 31, 2004. Cisco Systems and Alcatel, (including sales to each of their contract manufacturers) accounted for approximately 13.7% and 12.6%, respectively, of our total revenue for the quarter ended December 31, 2003. No other end-user customer accounted for more than 10.0% of our total revenue for the quarters ended December 31, 2004 or 2003.

        For financial reporting purposes, we consider our customers to be the CEMs, CMs and distributors who place purchase orders with us directly. No direct customer accounted for more than 10.0% of our total revenue for the quarters ended December 31, 2004 or 2003. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

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

        Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we may continue to expand our internal research and development capabilities in the future to develop new products and as a result, our research and development expenses in absolute dollar amounts may increase in future periods.

        Sales and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, commissions paid to sales personnel and independent manufacturers' representatives, marketing and promotion costs. We intend to expand our sales and marketing operations and efforts in order to increase sales and market awareness of our products. We believe that investment in sales and marketing is critical to our success. As a result, these expenses may increase in future periods.

        General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that general and administrative expenses will increase in the near term primarily due to an increase in professional fees associated with implementation of the requirements of the Sarbanes-Oxley Act of 2002 and an increase in our legal and consulting fees associated with analysis of strategic alternatives, including future market opportunities, that have been undertaken by our management and board of directors.

Results of Operations - Comparison of Three Months Ended December 31, 2004 and 2003

        The following table sets forth statement of operations data and percentage of change for the periods indicated:



                                                                     Three Months Ended December 31,
                                                  ----------------------------------------------------------------
                                                              2004                                 2003              % Change
------------------------------------------------------------------------------------------------------------------  -----------
                                                                           (Unaudited)
REVENUE                                            $              14,023                $              13,769            1.8%
COST OF REVENUE                                                    8,558                                8,185            4.6%
                                                  ----------------------               ----------------------
GROSS PROFIT                                                       5,465                                5,584           -2.1%
                                                  ----------------------               -----------------------
Gross Profit as a Percent of Revenue                                 39.0%                                40.6%         -3.9%

EXPENSES:
        Research and development                                   3,727                                4,253          -12.4%
        Selling and marketing                                      1,201                                1,348          -10.9%
        General and administrative                                 1,194                                1,596          -25.2%
                                                  ----------------------               -----------------------

Total expenses                                                     6,122                                7,197          -14.9%
                                                  ----------------------               -----------------------

LOSS FROM OPERATIONS                                                (657)                              (1,613)         -59.3%
                                                  -----------------------              -----------------------


OTHER INCOME, Net                                                    626                                  262          138.9%
                                                  ----------------------               -----------------------

LOSS BEFORE INCOME TAXES                                             (31)                              (1,351)         -97.7%

INCOME TAXES                                                                                              192         -100.0%
                                                                                       -----------------------

NET LOSS                                           $                 (31)               $              (1,543)         -98.0%
                                                  =======================              =======================


                  The following table compares our sales of MAN, LAN and SAN products for the periods indicated:


                                      As of
                 December 31,                     December 31,
                   2004                              2003
             ------------------------------------------------------
                                  (in thousands)                        % change
                                                                       -------------

MAN                 $12,737                         $12,156                 4.8%

LAN/SAN               1,233                           1,529               -19.4%

Others                   53                              84               -36.9%
                     ------                          ------               ------

Total               $14,023                         $13,769                 1.8%

        Revenue - Revenue increased 1.8% to $14.0 million in the quarter ended December 31, 2004 from $13.8 million in the quarter ended December 31, 2003. This increase was due predominantly to an increase in demand from our existing customers. Sales of our products for metropolitan area networks were approximately 91% of revenue for the quarter ended December 31, 2004 compared to approximately 88% of revenue for the quarter ended December 31, 2003. Sales of our products for local area and storage area networks were approximately 9% of revenue for the quarter ended December 31, 2004 compared to approximately 11% of revenue for the quarter ended December 31, 2003. We cannot assure you that our rate of growth in revenue will be sustainable in future periods, as the average selling prices for existing products may decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

        Cost of Revenue - Cost of revenue increased 4.6% to $8.6 million in the quarter ended December 31, 2004 from $8.2 million in the quarter ended December 31, 2003. Gross margin decreased to 39.0% from 40.6% during this period. The decrease in gross margin was primarily due to an increase in material costs as a percent of revenue to 39.0% from 35.8%, in the quarters ended December 31, 2004 and 2003, respectively. This is a result of a decrease in inventory used in products sold during the quarter that was previously written down as excess inventory of $572,000, which is the net of $563,000 for quarter ended December 31, 2004 and $1.1 million for quarter ended December 31, 2003. This was partially offset by a decrease in manufacturing costs as a percent of revenue to 17.9% from 19.4%, for the quarters ended December 31, 2004 and 2003, respectively. The decrease in manufacturing cost was a result of a $187,000 decrease in the bonus pool available to employees (which reduced our payroll expenses) and a $164,000 decrease in inventory write-down (which occurred because a greater proportion of our inventory is newly-purchased, and thus less likely to be written down) but partially offset by a $105,000 increase in indirect supplies (which resulted from our purchase of supplies and fixtures to develop new automated manufacturing processes).

        Research and Development - Research and development expenses decreased 12.4% to $3.7 million in the quarter ended December 31, 2004 from $4.3 million in the quarter ended December 31, 2003. This decrease was primarily due to a decrease in the number of engineering staff members from 84 members in the quarter ended December 31, 2003 to 76 members in the quarter ended December 31, 2004 and a $273,000 decrease in the bonus pool available to employees. We do not expect any of these factors to have a material impact on our research and development efforts.

        Sales and Marketing - Sales and marketing expenses decreased 10.9% to $1.2 million for the quarter ended December 31, 2004 from $1.3 million in the quarter ended December 31, 2003. The decrease was primarily due to a $134,000 decrease in the bonus pool available to employees. We believe that investment in sales and marketing is critical to our success and believe that these expenses may increase in absolute dollars in the future.

        General and Administrative - General and administrative expenses decreased 25.2% to $1.2 million in the quarter ended December 31, 2004 from $1.6 million in the quarter ended December 31, 2003. The decrease in expense in the quarter ended December 31, 2004 was primarily due to a $213,000 decrease in Directors' and Officers' insurance expense as the Company negotiated the extension of the current policy from 12 to 18 months at no additional cost, a $62,000 decrease in accounting and legal fees, and a $45,000 decrease in the bonus pool available to employees.

        Other Income, net - Other income, net increased 138.9% to $626,000 in the quarter ended December 31, 2004 from $262,000 in the quarter ended December 31, 2003. This increase was primarily due to a $244,000 increase in investment income, which was primarily the result of an increase in interest rates, and a decrease, from $75,000 to zero, in the utilities, insurance, and depreciation expenses associated with our Chatsworth facility, which we sold in June 2004.

        Income Taxes - There was no income tax provision recorded for the quarter ended December 31, 2004. Income tax expense for the quarter ended December 31, 2003 is comprised of $192,000 resulting from an adjustment to prior year's net deferred tax assets.

Liquidity and Capital Resources

        As of December 31, 2004, our primary source of liquidity was our cash and cash equivalents balance of $83.8 million and our marketable securities balance of $65.0 million, which consists primarily of United States Treasury notes and bonds. At September 30, 2004, we had $75.4 million in cash and cash equivalents and $75.1 million in current marketable securities.

        Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of December 31, 2004, our working capital was $158.0 million with a current ratio of 16:1 compared to our working capital of $156.6 million with a current ratio of 14:1 as of September 30, 2004. Our working capital increased during the three months ended December 31, 2004 primarily due to approximately $2.2 million decrease in accrued bonus liability due to the annual bonus payment that occurred in November 2004. We believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, and marketable securities are expected to be sufficient to fund operations for the next twelve months.

        During the three months ended December 31, 2004, cash used by operations was $1.7 million compared to cash used by operations of $1.0 million in the three months ended December 31, 2003. The cash used by operating activities during the three months ended December 31, 2004 was the result of an increase in inventories, decreases in accrued bonus and other accrued expenses, and the net loss after adding back the adjustments for depreciation and amortization. These were partially offset by increases in accounts payable and accounts payable to related parties. The cash used in operating activities during the three months ended December 31, 2003 was the result of increases in accounts receivable and prepaid expenses and a decrease in accrued bonus. These were partially offset by increases in accounts payable, accounts payable to related parties and the net loss after adding back the adjustments for depreciation and amortization.

        During the three months ended December 31, 2004, cash provided by investing activities was $10.0 million compared to cash provided by investing activities of $3.5 million in the three months ended December 31, 2003. The cash provided by investing activities in the three months ended December 31, 2004 was primarily the result of $10.0 million in marketable securities maturities net of purchases. The cash provided by investing activities during the three months ended December 31, 2003 was primarily the result of $4.9 million in marketable securities purchases net of maturities, partially offset by $1.4 million in property plant and equipment purchases.

        During the three months ended December 31, 2004, cash provided by financing activities was $70,000 compared to cash used in financing activities of $71,000 in the three months ended December 31, 2003. The cash provided by financing activities in the three months ended December 31, 2004 was the result of an increase in common stock shares issued for $70,000. The majority of cash used in financing activities for the three months ended December 31, 2003 was for principal payments on the Company's long-term debt.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

Contractual Obligations

        There have been no material changes to the contractual obligations as of September 30, 2004 disclosed in our Form 10-K filed with the SEC on December 29, 2004.

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

Our continued success in generating revenue depends on growth in construction of fiber optic MANs, LANs, and SANs.

        Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN applications. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 91%, and 88% of our revenue for the three months ended December 31, 2004, and 2003, respectively.

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

We are dependent on a limited number of suppliers for most of our key components. If these suppliers are unable or unwilling to meet our manufacturing requirements, if they raise prices of their products, or if they discontinue certain key components, we may experience production delays leading to delays in shipments, increased costs and cancellation of orders for our products.

        We purchase several key components that we incorporate into our products from a limited number of suppliers. We also purchase the majority of our lasers from Furukawa under a Master Purchase Agreement. We do not have long-term supply contracts with any of our other key suppliers and our agreement with Furukawa is only for one year. Our dependence on a small number of suppliers and our lack of longer term supply contracts exposes us to several risks, including our potential inability to obtain an adequate supply of quality components, the discontinuance of key components from our suppliers, price increases and late deliveries. For example, we face the risk that price increases imposed on us by our suppliers will be higher than the price increases (or cost increases) imposed on our competitors when they purchase (or manufacture) similar components; and we face a corresponding risk that any price decreases that we are able to obtain from our suppliers will be less than the price decreases (or cost reductions) that our competitor's obtain when they purchase (or manufacture) similar components. We have experienced shortages and delays in obtaining, and the discontinuation of key components in the past and expect to experience shortages, delays, and the discontinuation of key components in the future.

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

        The unfavorable economic conditions in the United States that began in 2001 detrimentally affected the U.S. manufacturing industry, particularly sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers at the time indicated that there was a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce then-existing inventories. Based on these and other factors, some of our customers reduced, modified, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. In addition, that economic slowdown required us to aggressively manage our costs and expenses, including our July 2001 and April 2002 announcements of the elimination of approximately 110 jobs and 45 jobs, respectively, primarily in the manufacturing area. Despite an improvement in general economic conditions in the United States since that time, capital spending by service providers in the fiber optic communications industry on network infrastructure has remained substantially below pre-2001 levels. Our business, operating results and financial condition are likely to suffer if the global economy, or economic conditions in the United States, experiences another downturn.

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

        The period of time between our initial contact with a customer and the receipt of a purchase order from that customer may span more than a year and varies by product and customer. During this time, customers may perform or require us to perform extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before purchasing our products, including interoperation with other subsystems and components, product performance and reliability. We may incur substantial sales and marketing expenses and expend significant management effort while potential customers are qualifying our products. Even after incurring these costs, we ultimately may not sell any or sell only small amounts of our products to a potential customer. If sales forecasts to specific customers are not realized, our revenue and results of operations may be negatively impacted.

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

        Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 42.4%, and 39.9% of our revenue for the three months ended December 31, 2004, and 2003, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. One of our objectives is to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

        Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of January 31, 2005 represented 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are currently exposed to interest rate risk on our investment portfolio. We do not have any term loan debt as of December 31, 2004.

        The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $83.8 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $65.0 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

        As of December 31, 2004, our investment in marketable securities had a weighted-average time to maturity of approximately 164 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from three months to two years.

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



ITEM 6.        EXHIBITS


Exhibit Number    Description
--------------    --------------------------------------------------------------
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


                                OPTICAL COMMUNICATION PRODUCTS, INC.,
                                a Delaware corporation


Date:    February 11, 2005             By:    /s/ Muoi Van Tran
        -------------------                   ----------------------
                                       Name:  Muoi Van Tran
                                       Title: Chairman of the Board,
                                       Chief Executive Officer and President


Date:    February 11, 2005             BY:    /s/ Susie Nemeti
        -------------------                   ----------------------
                                       Name:  Susie Nemeti
                                       Title: Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number    Description
--------------    -----------

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