Form 10-Q
period 2005-03-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2005-05-13
CIK 1122668

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
         SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended March 31, 2005

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

        The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of May 6, 2005, there were approximately 46,917,624 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.



================================================================================

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2005


                                                                            PAGE
                             PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Balance Sheets as of March 31, 2005 (unaudited) and
          September 30, 1 2004                                                 1

          Statements of Operations for the Three Months and Six Months
          Ended March 31, 2005 and 2004 (unaudited)                            2

          Statements of Cash Flows for the Six Months Ended March 31,
          2005 and 2004 (unaudited)                                            3

          Notes to Financial Statements (unaudited)                            4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk           30

Item 4.   Controls and Procedures                                             30

                  PART II. OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings                                                   31
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         31
Item 3.   Defaults upon Senior Securities                                     31
Item 4.   Submission of Matters to a Vote of Security Holders                 31
Item 5    Other Information                                                   32
Item 6.   Exhibits                                                            32

                                  SIGNATURES                                  33

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
(Dollars in thousands)

                                                                        March 31,     September 30,
                                                                         2005             2004
----------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $      83,892     $     75,423
  Marketable securities                                                     64,945           75,131
  Accounts receivable less allowance for doubtful accounts:
    $305 at March 31, 2005 and $362 at September 30, 2004                    8,144            8,566
  Inventories                                                                9,950            8,649
  Prepaid expenses and other current assets                                    847            1,118
                                                                    ---------------   --------------

           Total current assets                                            167,778          168,887

Property, plant and equipment, net                                          26,950           29,278
Intangible assets, net                                                       1,352            1,802
                                                                    ---------------   --------------

TOTAL ASSETS                                                         $     196,080     $    199,967
                                                                    ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $       1,587     $      1,136
  Accounts payable to related parties                                        3,652            3,325
  Accrued payroll and benefits                                               1,069            1,989
  Accrued bonus                                                              1,884            4,451
  Other accrued expenses                                                     1,089            1,248
  Income taxes payable                                                         158              158
                                                                    ---------------   --------------

           Total current liabilities                                         9,439           12,307

OTHER LONG-TERM LIABILITIES                                                    400              400
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.001 par value; 200,000,000 shares authorized, 46,903,871 and 46,771,927 shares outstanding
    at March 31, 2004 and September 30, 2004, respectively.                     47               47
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    March 31, 2004 and September 30, 2004                                       66               66
  Additional paid-in-capital                                               133,000          132,917
  Retained earnings                                                         53,128           54,230
                                                                    ---------------   --------------

           Total stockholders' equity                                      186,241          187,260
                                                                    ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     196,080     $    199,967
                                                                    ===============   ==============

                        See Notes to Financial Statements

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                         Three Months Ended March 31,      Six Months Ended March 31,
                                       --------------------------------  -------------------------------

                                            2005             2004             2005            2004
--------------------------------------------------------------------------------------------------------
REVENUE                                 $      13,527    $      15,909    $      27,551    $     29,678

COST OF REVENUE                                 8,991            8,777           17,550          16,962
                                       ---------------  ---------------  ---------------  --------------

GROSS PROFIT                                    4,536            7,132           10,001          12,716
                                       ---------------  ---------------  ---------------  --------------

EXPENSES:
  Research and development                      3,918            4,565            7,645           8,818
  Selling and marketing                         1,252            1,330            2,454           2,678
  General and administrative                    1,248            1,628            2,441           3,224
                                       ---------------  ---------------  ---------------  --------------
           Total expenses                       6,418            7,523           12,540          14,720
                                       ---------------  ---------------  ---------------  --------------

LOSS FROM OPERATIONS                           (1,882)            (391)          (2,539)         (2,004)

OTHER INCOME, Net                                 811              294            1,437             556
                                       ---------------  ---------------  ---------------  --------------

LOSS BEFORE INCOME TAXES                       (1,071)             (97)          (1,102)         (1,448)

INCOME TAX PROVISION                                -                -                -             192
                                       ---------------  ---------------  ---------------  --------------

NET LOSS                                $      (1,071)   $         (97)   $      (1,102)   $     (1,640)
                                       ===============  ===============  ===============  ==============

BASIC LOSS PER SHARE                    $       (0.01)   $       (0.00)   $       (0.01)   $      (0.01)
                                       ===============  ===============  ===============  ==============

DILUTED LOSS PER SHARE                  $       (0.01)   $       (0.00)   $       (0.01)   $      (0.01)
                                       ===============  ===============  ===============  ==============

BASIC SHARES OUTSTANDING                      112,861          112,458          112,838         112,398
                                       ===============  ===============  ===============  ==============

DILUTED SHARES OUTSTANDING                    112,861          112,458          112,838         112,398
                                       ===============  ===============  ===============  ==============

                        See Notes to Financial Statements

OPTICAL COMMUNICATION PRODUCTS, INC

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                     Six Months Ended March 31,
                                                     --------------------------
                                                        2005          2004
------------------------------------------------- -----------------------------
Operating Activities:
 Net loss                                             $    (1,102)  $    (1,640)

 Adjustments to reconcile net loss to net cash from
 operating activities:
  Depreciation and amortization of property, plant
   and equipment                                            2,515         2,533
  Amortization of intangibles                                 450           450
  Amortization of  premiums on marketable securities          131           583
 Changes in operating assets and liabilities:
  Accounts receivable, net                                    422        (2,145)
  Income taxes receivable                                       -           192
  Inventories                                              (1,301)       (1,355)
  Prepaid expense and other assets                            271        (1,000)
  Accounts payable                                            451           427
  Accounts payable to related parties                         327         1,036
  Accrued payroll and benefits                               (920)          701
  Accrued bonuses                                          (2,567)         (885)
  Other accrued expenses                                     (159)       (1,081)
                                                     ------------  ------------

Net cash used in operating activities                      (1,482)       (2,184)
                                                     ------------  ------------

  Investing Activities:
  Purchase of marketable securities                       (24,945)      (25,470)
  Maturities of marketable securities                      35,000        30,000
  Purchase of property, plant and equipment                  (187)       (1,735)
                                                     ------------  ------------

 Net cash provided by investing activities                  9,868         2,795
                                                     ------------  ------------

Financing Activities:
  Principal payments on long-term debt                         -           (235)
  Issuance of common stock                                     83           100
                                                     ------------  ------------

 Net cash provided by (used in) financing
 activities                                                    83          (135)
                                                     ------------  ------------

Increase in cash and cash equivalents                       8,469           476

Cash and cash equivalents, beginning of period             75,423        64,895
                                                     ------------  ------------

Cash and cash equivalents end of period               $    83,892   $    65,371
                                                     ============  ============

Optical Communication Products, Inc
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 2005 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the annual report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 58.5% of the Company's common stock at March 31, 2005, which accounts for 93.4% of the combined voting power of all of the Company's outstanding stock.

       Recent Accounting Pronouncements

       In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R
       Share-Based  Payment  that will  require  compensation  costs  related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005 the SEC changed the effective date for SFAS 123R to the first fiscal year that begins after June 15, 2005. We currently expect to adopt SFAS No. 123R in the quarter ending December 31, 2005. We are currently reviewing our alternatives for adoption under this new pronouncement.

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

       In July 2004, the Emerging Issues Task Force ("EITF") published its consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards ("SFAS") No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued [FASB Staff Position ("FSP") Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,] which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

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

                                                Three months ended March 31,          Six months ended March 31,
                                           --------------------------------------  ----------------------------------
                                                 2005                2004               2005              2004
                                           -----------------   ------------------  ----------------  ----------------
                                                             (in thousands, except per share amounts)
        Net loss:
          As reported:                         $   (1,071)         $       (97)        $    (1,102)     $    (1,640)

          Deduct total stock-based
          employee compensation expense
          determined under fair value
          based method for all awards,
          net of related tax effects:                (252)              (1,553)               (501)          (3,066)
                                             -------------       --------------      --------------    -------------
        Pro forma net loss                     $   (1,323)         $    (1,650)        $ (1,603)50)     $    (4,706)
                                             =============       ==============      ==============    =============

        Basic loss per share
          As reported                          $    (0.01)         $    (0.00)         $     (0.01)     $     (0.01)
          Pro forma                            $    (0.01)         $    (0.01)         $     (0.01)     $     (0.04)

        Diluted loss per share
          As reported                          $    (0.01)         $    (0.00)         $     (0.01)     $     (0.01)
          Pro forma                            $    (0.01)         $    (0.01)         $     (0.01)     $     (0.04)


        The fair value of each option grant estimated on the date of grant used to compute pro forma income per share is estimated using the Black-Scholes option-pricing model. The following assumptions were used in completing the model:

                                        Three months ended March 31,          Six months ended March 31,
                                   -------------------------------------  ------------------------------------
                                         2005                2004               2005               2004
                                   ------------------  -----------------  -----------------  -----------------
Dividend yield                            0%                  0%                 0%                 0%
Expected volatility                      94.2%              101.9%             94.2%              101.9%
Risk-free rate of return                 4.4%                3.6%               4.3%               3.7%
Expected life (years)                     8.0                7.1                8.0                7.1


        During the three months ended March 2005 and 2004, the Company granted 3,100 and 214,000 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The average exercise prices of the underlying Common Stock on the dates of the grant were $1.87 and $2.95 for the three months ended March 31, 2005 and 2004, respectively.

        During the six months ended March 31, 2005 and 2004, the Company granted 27,000 and 230,000 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The fair market values of the underlying Common Stock on the dates of grant were $2.06 and $3.00, for the six months ended March 31, 2005 and 2004, respectively.

2.   INVENTORIES

        Inventories consist of the following (in thousands):

                                                        March 31, 2005           September 30, 2004
        ----------------------------------------------------------------------------------------------
        Raw materials                                 $               5,519     $               4,911
        Work-in-process                                               3,230                     2,927
        Finished goods                                                1,201                       811
                                                    ------------------------   -----------------------
        Total inventories                             $               9,950     $               8,649
                                                    ========================   =======================


3.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):

                                                          March 31, 2005           September 30, 2004      Useful Life
-------------------------------------------------------------------------------------------------------------------------
         Land                                         $                 6,729    $                 6,729
         Building improvements                                         14,949                     14,949        39 years
         Machinery and equipment                                       20,078                     19,965         5 years
         Computer hardware and software                                 1,666                      1,592         3 years
         Furniture and fixtures                                           382                        382         5 years
         Leasehold improvements                                           181                        181         9 years
                                                     -------------------------  -------------------------
                                                                       43,985                     43,798
        Less accumulated depreciation                                  17,035                     14,520
                                                     -------------------------  -------------------------
                                                      $                26,950    $                29,278
                                                     =========================  =========================

4.   INTANGIBLE ASSETS

        The Company's intangible assets by major asset class are as follows:

                                                                                              Weighted Average
                                                       March 31, 2005   September 30, 2000   Amortization Period
                                                     -------------------------------------------------------------
                                                      (in thousands)                               (Years)
        Licensing Fees                                $         2,000    $         2,000             3.5
           Accumulated Amortization                            (1,767)            (1,534)

        Patents                                                   950                950             5.0
           Accumulated Amortization                              (459)              (364)

        Acquired Technology                                     1,216              1,216             5.0
           Accumulated Amortization                              (588)              (466)
                                                     -----------------  -----------------
        Total intangible assets, net                  $         1,352    $         1,802
                                                     =================  =================

       Aggregate amortization expense related to intangible assets was approximately $225,000 and $225,000 for the three months ended March 31, 2005 and 2004, respectively and $450,000 and $450,000 for the six months ended March 31, 2005 and 2004, respectively. There was no impairment loss recorded during the three and six month periods ended March 31, 2005 or 2004.

       Following is a summary of future amortization expense in each of the next four fiscal years.

                                                                  (in thousands)

       Remaining six months fiscal 2005                            $       450
       fiscal 2006                                                         433
       fiscal 2007                                                         433
       fiscal 2008                                                          36

                                                                  -------------

                                                                   $     1,352
                                                                  =============

5.   EARNINGS (LOSS) PER SHARE

        The following is a calculation of basic and diluted loss per share ("EPS"):

                                                      Three Months Ended March 31,  Six Months Ended March 31,
                                                     ---------------------------   ---------------------------
                                                         2005          2004            2005          2004
                              (in thousands, except per share data)
        ------------------------------------------------------------------------------------------------------
         BASIC EPS COMPUTATION

         Net loss applicable to common stock          $    (1,071)  $       (97)    $    (1,102)  $    (1,640)
         Weighted average common shares outstanding       112,861       112,458         112,838       112,398
                                                     ------------- -------------   ------------- -------------
         Basic loss per share                         $     (0.01)  $     (0.00)    $     (0.01)  $     (0.01)
                                                     ============= =============   ============= =============

         DILUTED EPS COMPUTATION
         Net loss applicable to common stock          $    (1,071)  $       (97)    $    (1,102)  $    (1,640)
         Weighted average common shares outstanding       112,861       112,458         112,838       112,398
                                                     ------------- -------------   ------------- -------------
         Basic loss per share                         $     (0.01)  $     (0.00)    $     (0.01)  $     (0.01)
                                                     ============= =============   ============= =============

        The weighted average diluted common shares outstanding for the three months ended March 31, 2005 and March 31, 2004 excludes the dilutive effect of approximately 7,146,607 and 7,074,400 options, respectively. The weighted average diluted common shares outstanding for the six months ended March 31, 2005 and March 31, 2004 excludes the dilutive effect of approximately 7,012,782 and 9,369,900 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's Common Stock during the period or due to a net operating loss.

6.   COMMITMENTS AND CONTINGENCIES

        Operating Leases

        The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the three months ended March 31, 2005 and 2004 was $131,000 and $120,000, respectively and for the six months ended March 31, 2005 and 2004 was $266,000 and $247,000, respectively.

        Following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2005:

        (in thousands)
        -------------------------------------------------------------------
           Six months thru September 30, 2005                     $    260
           2006                                                        189
           2007                                                         12

        -------------------------------------------------------------------

           Total minimum lease payments                           $    461
           ----------------------------------------------------------------

        Warranty Accruals

        The Company provides a standard warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve.

        Warranty Reserve                     Balance at           Additions
                                            beginning of         charged to                         Balance at end
                                               period              expense         Deductions         of period
        Six Months Ended:
        March 31, 2004                      $         46        $        (2)       $      (12)       $          32
        March 31, 2005                      $         31        $        25        $      (17)       $          39


        In March 2005, the Internal Revenue Service commenced an audit of our federal income tax returns for our 2001 and 2003 fiscal years. The audit is in process and the outcome cannot currently be determined.

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

Allowance for Doubtful Accounts and Sales Returns

        Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $8.1 million as of March 31, 2005, compared with $8.6 million as of September 30, 2004. The allowance for doubtful accounts and sales returns as of March 31, 2005 was $305,000, compared with $362,000 as of September 30, 2004. The allowance is based on our assessment of the collectibility of customer accounts and potential returns. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer's ability to pay and historical customer returns. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to deviate from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-downs

        Our inventory balance was $10.0 million as of March 31, 2005, compared with $8.7 million as of September 30, 2004. At March 31, 2005 and September 30, 2004 inventory with a historical cost of $9.8 million and $10.5 million, respectively, was written down as excess and obsolete inventory. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. We operate in a highly-volatile industry with high and unpredictable rates of inventory obsolescence. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. We do not necessarily discard written-down inventory and, on occasion, we have discovered that written-down inventory was not obsolete or excess, as previously estimated. In those situations, when written down inventory is sold and cost of sales reflects the new written-down basis.

Warranty Accruals

        The liability for product warranties, included in other accrued liabilities, was $39,000 as of March 31, 2005, compared with $32,000 as of September 30, 2004. Our products sold are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of sales based on associated material costs, and labor costs. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Long-Lived Assets

        We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our long-lived assets subject to impairment are our property, plant and equipment and our intangible assets which had net carrying values of $27.0 million and $1.4 million, respectively at March 31, 2005. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

Income Taxes

        At March 31, 2005, the unadjusted net book value of our deferred income tax assets totaled approximately $4.7 million, which was principally comprised of federal and state net operating loss carry-forwards and differences between the book and tax bases or our inventories. The provisions of SFAS No. 109 Accounting for Income Taxes, require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.

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

        Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.5% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock as of the fiscal quarter ended March 31, 2005. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a one-year Master Purchase Agreement, which we entered into with Furukawa on October 1, 2003. This Agreement renews automatically on October 1 of each year unless it is terminated upon written notice by either Furukawa or us prior to renewal. This agreement was automatically renewed on October 1, 2004.

        We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to communication equipment manufacturers, or CEMs, their contract manufacturers, or CMs, who incorporate them into systems they assemble for CEMs, and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 68.4% and 67.9% of our total revenue for the six months ended March 31, 2005 and 2004, respectively. Cisco Systems and Alcatel (including sales to each of their contract manufacturers) accounted for approximately 21.2% and 13.3%, respectively, of our total revenue for the six months ended March 31, 2005. Cisco Systems and Alcatel (including sales to each of their contract manufacturers) accounted for approximately 15.0% and 12.2%, respectively, of our total revenue for the six months ended March 31, 2004. No other end-user customer accounted for more than 10.0% of our total revenue for the six months ended March 31, 2005 or 2004.

        For financial reporting purposes, we consider our customers to be the CEMs, CMs and distributors who place purchase orders with us directly. No direct customer accounted for more than 10.0% of our total revenue for the three months or six months ended March 31, 2005 or 2004. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

        The fiber optic communication industry continues to face challenging market conditions. Capital spending by service providers on network infrastructure has remained substantially below pre-2001 levels, increasing only slightly - if at all - during the last year. As a result, equipment manufacturers have also dramatically reduced their quarterly purchases of components and modules from our competitors and from us. Several service providers, including BellSouth, SBC and Verizon, have recently announced current and planned investments in Fiber-to-the-premises (FTTP) and Fiber-to-the-node
(FTTN) applications, which we believe could increase traffic demand on the metropolitan area networks (MANs) into which such FTTP/FTTN infrastructure would feed. However, it is too early to predict the outcome of these potential FTTP/FTTN roll-outs on our business. Because visibility in the industry remains extremely limited, we cannot provide any assurance as to the timing or extent of any increased business that we may receive as a result of these or other industry developments.

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

        Our cost of revenue consists principally of materials, as well as salaries and related expenses for manufacturing personnel, and other production. Our materials include purchase of several key components from a limited number of suppliers.

        Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we may continue to expand our internal research and development capabilities in the future to develop new technology or products and as a result, our research and development expenses in absolute dollar amounts may increase in future periods.

        Sales and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, commissions paid to sales personnel and independent manufacturers' representatives, marketing and promotion costs. We may expand our sales and marketing operations and efforts in order to increase sales and market awareness of our products. We believe that investment in sales and marketing is critical to our success. As a result, these expenses may increase in future periods.

        General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance, information system and human resources personnel, professional fees and other corporate expenses. We expect that general and administrative expenses will increase in the near term primarily due to an increase in professional fees associated with implementation of the requirements of the Sarbanes-Oxley Act of 2002 and an increase in our legal and consulting fees associated with analysis of strategic planning, including future market opportunities, that have been undertaken by our management and board of directors.

Results of Operations - Comparison of Three Months Ended March 31, 2005 and 2004

        The following table sets forth statement of operations data and percentage of change for the periods indicated:

                                               Three Months Ended March 31,
                                           -----------------------------------
                                                      (Unaudited)                                 %
                                                2005               2004             Change      Change
------------------------------------------------------------------------------   -------------------------
                                                    (in thousands)
 REVENUE                                    $      13,527      $       15,909     $   (2,382)      -15.0%

 COST OF REVENUE                                    8,991               8,777            214         2.4%
                                           ---------------    ----------------   ------------

 GROSS PROFIT                                       4,536               7,132         (2,596)      -36.4%
                                           ---------------    ----------------   ------------

 EXPENSES:
   Research and development                         3,918               4,565           (647)      -14.2%
   Selling and marketing                            1,252               1,330            (78)       -5.9%
   General and administrative                       1,248               1,628           (380)      -23.3%
                                           ---------------    ----------------   ------------
            Total expenses                          6,418               7,523         (1,105)      -14.7%
                                           ---------------    ----------------   ------------

 LOSS FROM OPERATIONS                              (1,882)               (391)        (1,491)      381.3%

 OTHER INCOME, Net                                    811                 294            517       175.9%
                                           ---------------    ----------------   ------------

 LOSS BEFORE INCOME TAXES                          (1,071)                (97)          (974)     1004.1%

 INCOME TAX PROVISION                                   -                   -              -            -
                                           ---------------    ----------------   ------------

 NET LOSS                                   $      (1,071)     $          (97)    $     (974)     1004.1%
                                           ===============    ================   ============

        Revenue - Revenue decreased 15.0% to $13.5 million in the quarter ended March 31, 2005 from $15.9 million in the quarter ended March 31, 2004. The decrease in revenue was primarily due to a decrease of approximately $1.8 million in shipments to two customers who had purchased a higher volume of our products during the quarter ended March 31, 2004 and a decrease in the demand for our products. Sales of our products for metropolitan area networks were approximately 89% of revenue for the quarter ended March 31, 2005 compared to approximately 85% of revenue for the quarter ended March 31, 2004. Sales of our products for local area and storage area networks were approximately 10% of revenue for the quarter ended March 31, 2005 compared to approximately 14% of revenue for the quarter ended March 31, 2004. We cannot assure you that our decrease in revenue will reverse in future periods, as the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

        Cost of Revenue - Cost of revenue increased 2.4% to $9.0 million in the quarter ended March 31, 2005 from $8.8 million in the quarter ended March 31, 2004. Gross margin decreased to 33.5% from 44.8% in the quarters ended March 31, 2005 and 2004, respectively. The decrease in gross margin was primarily due to a decrease in average selling prices and an increase in material costs as a percent of revenue to 42.9% from 33.6%, in the quarters ended March 31, 2005 and 2004, respectively. Material cost increased because we used less inventory in products sold during the quarter that was previously written down as excess inventory. The resulting decrease was $812,000, which is the net of $875,000 for quarter ended March 31, 2005 and $1.7 million for quarter ended March 31, 2004. In addition, manufacturing overhead increased as a percent of revenue to 19.3% from 17.4%, for the quarters ended March 31, 2005 and 2004, respectively. Manufacturing overhead decreased by $151,000 primarily due to a $416,000 decrease in bonus expense offset by a $93,000 increase in capitalized overhead, $71,000 increase in occupancy cost and $79,000 in equipment and supplies.

        Research and Development - Research and development expenses decreased $647,000 or 14.2% to $3.9 million in the quarter ended March 31, 2005 from $4.6 million in the quarter ended March 31, 2004. This decrease was primarily due to a reduction in supplies expense of $122,000 and a $513,000 decrease in bonus expense. We do not expect any of these factors to have a material impact on our ongoing research and development efforts.

        Sales and Marketing - Sales and marketing expenses decreased $78,000 or 5.9% to $1,252,000 for the quarter ended March 31, 2005 from $1,330,000 in the quarter ended March 31, 2004. The decrease was primarily due to a $188,000 decrease in bonus expense, a decrease in professional fees of $48,000 offset by increased salaries and related costs of $137,000 and increased advertising of $33,000. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

        General and Administrative - General and administrative expenses decreased $380,000 or 23.3% to $1.2 million in the quarter ended March 31, 2005 from $1.6 million in the quarter ended March 31, 2004. The decrease in expense in the quarter ended March 31, 2005 was primarily due to a $246,000 decrease in Directors' and Officers' insurance expense as the Company negotiated the extension of the current policy from 12 to 18 months at no additional cost and a $188,000 decrease in bonus expense.

        Other Income, net - Other income, net increased $517,000 or 175.9% to $811,000 in the quarter ended March 31, 2005 from $294,000 in the quarter ended March 31, 2004. This increase was primarily due to a $449,000 increase in investment income, which was primarily the result of an increase in interest rates, and a decrease, from $39,000 to zero, in the utilities, insurance, and depreciation expenses associated with our Chatsworth facility, which we sold in June 2004.

        Income Taxes - There was no income tax provision recorded for the quarters ended March 31, 2005 or 2004.

        The following table compares our sales of MAN, LAN and SAN products for the periods indicated:

                         Three months ended March 31,
                  -------------------------------------------
                         2005                   2004
                  --------------------   --------------------
                                 (in thousands)                   Change      % change
                                                               --------------------------
MAN                $           12,016      $          13,514    $     (1,498)     -11.1%

LAN/SAN                         1,295                  2,272            (977)     -43.0%

Others                            216                    123              93       75.6%
                  --------------------   --------------------  --------------

Total              $           13,527      $          15,909    $     (2,382)     -15.0%
                  ====================   ====================  ==============


Metropolitan Area Network sales decreased $1.5 million or 11.1% for the three months ended March 31, 2005 as compared to the similar period in 2004 due to lower demand from our customers. Local Area Network and Storage Area Network sales decreased $1.0 million or 43.0% for the three months ended March 31, 2005 as compared to the similar period in 2004, also was due to lower demand from our customers.

Results of Operations - Comparison of Six Months Ended March 31, 2005 and 2004

        The following table sets forth statement of operations data and percentage of change for the periods indicated:

                                                Six Months Ended March 31,
                                           -----------------------------------
                                                      (Unaudited)                                  %
                                                                                              ------------
                                                2005               2004             Change       Change
------------------------------------------------------------------------------   -------------------------
                                                     (in thousands)
 REVENUE                                    $      27,551      $       29,678     $    (2,127)      -7.2%

 COST OF REVENUE                                   17,550              16,962             588        3.5%
                                           ---------------    ----------------   -------------

 GROSS PROFIT                                      10,001              12,716          (2,715)     -21.4%
                                           ---------------    ----------------   -------------

 EXPENSES:
   Research and development                         7,645               8,818          (1,173)     -13.3%
   Selling and marketing                            2,454               2,678            (224)      -8.4%
   General and administrative                       2,441               3,224            (783)     -24.3%
                                           ---------------    ----------------   -------------
            Total expenses                         12,540              14,720          (2,180)     -14.8%
                                           ---------------    ----------------   -------------

 LOSS FROM OPERATIONS                              (2,539)             (2,004)           (535)      26.7%

 OTHER INCOME, Net                                  1,437                 556             881      158.5%
                                           ---------------    ----------------   -------------

 LOSS BEFORE INCOME TAXES                          (1,102)             (1,448)            346      -23.9%

 INCOME TAX PROVISION                                   -                 192            (192)    -100.0%
                                           ---------------    ----------------   -------------

 NET LOSS                                   $      (1,102)     $       (1,640)    $       538      -32.8%
                                           ===============    ================   =============




        Revenue - Revenue decreased 7.2% to $27.6 million in the six months ended March 31, 2005 from $29.7 million in the six months ended March 31, 2004. The decrease in revenue was primarily due to a decrease of $3.4 million in shipments to two customers who had purchased a higher volume of our products during the six months ended March 31, 2004 offset by an increase in demand of our products from other customers. Sales of our products for metropolitan area networks were approximately 88% of revenue for the six months ended March 31, 2005 compared to approximately 86% of revenue for the six months ended March 31, 2004. Sales of our products for local area and storage area networks were approximately 11% of revenue for the six months ended March 31, 2005 compared to approximately 13% of revenue for the six months ended March 31, 2004. We cannot assure you that our decrease in revenue will reverse in future periods, as the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

        Cost of Revenue - Cost of revenue increased 3.5% to $17.5 million in the six months ended March 31, 2005 from $17.0 million in the six months ended March 31, 2004. Gross margin decreased to 36.3% in the six months ended March 31, 2005 from 42.8% in the same period last year. The decrease in gross margin was primarily due to increased manufacturing costs as a percent of revenue to 63.7% from 57.2%, in the six months ended March 31, 2005 and 2004, respectively. This is primarily due to increased material costs of $997,000, offset by a $313,000 decrease in the absolute dollar amount of manufacturing overhead to $5.1 million from $5.4 million in the six months ended March 31, 2005 compared to the same period in the prior year. The decrease in the absolute dollar amount of manufacturing overhead was due to a $603,000 decrease in bonus expense offset by increases of $144,000 in supplies and $101,000 in occupancy allocation. The decrease in gross margin was also the result of a decrease in the average selling price of our products sold, partially offset by a $1.4 million decrease in inventory used in production that was previously written down as excess inventory from $2.8 million used during the six months ended March 31, 2004 to $1.4 million used during the six months ended March 31, 2005.

        Research and Development - Research and development expenses decreased $1.2 million or 13.3% to $7.6 million in the six months ended March 31, 2005 from $8.8 million in the six months ended March 31, 2004. This decrease was due primarily to a decrease in bonus expense of $786,000, decreased supplies of $246,000 and decreased salaries and related expenses of $98,000. We do not expect any of these factors to have a material impact on the results of our ongoing research and development efforts.

        Sales and Marketing - Sales and marketing expenses decreased $224,000 or 8.4% to $2.5 million in the six months ended March 31, 2005 from $2.7 million in the six months ended March 31, 2004. The decrease was primarily due to decreased bonus expense of $321,000 and decrease professional fees of $140,000 offset by increased salaries and related expenses of $203,000.

        General and Administrative - General and administrative expenses decreased $783,000 or 24.3% to $2.4 million in the six months ended March 31, 2005 from $3.2 million in the six months ended March 31, 2004. The decrease was primarily due to a $459,000 decrease in Directors' and Officers' insurance expense as the company negotiated the extension of the current policy from 12 to 18 months at no additional cost, a decrease in bonus expense of $233,000, decreased occupancy costs of $61,000 and a $45,000 reduction in consulting fees associated with analysis of strategic alternatives, including future market opportunities that have been undertaken by our management and board of directors.

        Other Income, net - Other income, net increased $881,000 or 158.5% to $1,437,000 in the six months ended March 31, 2005 from $556,000 in the six months ended March 31, 2004. This increase was due to a $692,000 increase in investment income, which was primarily the result of increased interest rates and a decrease, from $118,000 to zero, in the utilities, insurance, and depreciation expenses associated with our Chatsworth facility, which we sold in June 2004.

        Income Taxes - There was no income tax provision recorded for the six months ended March 31, 2005. Income tax expense of $192,000 in the six months ended March 31, 2004 includes a charge of $557,000 related to the valuation allowance for the carry-forward of net loss for the six months ended March 31, 2004, to reduce the deferred income tax asset to the amount determined more likely than not to be realized.

        The following table compares our sales of MAN, LAN and SAN products for the periods indicated:

                                                Six Months Ended March 31,
                                           -----------------------------------
                                                                                                   %
                                                                                              ------------
                                                2005               2004             Change       Change
------------------------------------------------------------------------------   -------------------------
                                                    (in thousands)
 MAN                                        $      24,346      $       25,646     $    (1,300)      -5.1%

 LAN/SAN                                            2,935               3,801            (866)     -22.8%

 Other                                                270                 231              39       16.9%
                                           ---------------    ----------------   -------------

 Total revenue                              $      27,551      $       29,678     $    (2,127)      -7.2%
                                           ===============    ================   =============

Metropolitan Area Network sales decreased $1.3 million or 5.1% for the six months ended March 31, 2005 as compared to the similar period in 2004 due to lower demand from our customers. Local Area Network and Storage Area Network sales decreased $0.9 million or 22.8% for the six months ended March 31, 2005 as compared to the similar period in 2004, also was due to lower demand from our customers.

Liquidity and Capital Resources

        As of March 31, 2005, our primary source of liquidity was our cash and cash equivalents balance of $83.9 million and our marketable securities balance of $65.0 million, which consists primarily of United States Treasury notes and bonds. At September 30, 2004, we had $75.4 million in cash and cash equivalents and $75.1 million in current marketable securities.

        Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of March 31, 2005, our working capital was $158.3 million with a current ratio of 18:1 compared to our working capital of $156.6 million with a current ratio of 14:1 as of September 30, 2004. Our working capital increased during the six months ended March 31, 2005 primarily due to approximately $2.6 million decrease in accrued bonus liability resulting from the annual bonus payment that occurred in November 2004. We believe that cash flow from operations, cash and equivalents, and marketable securities will be sufficient to fund operations for the next twelve months.

        During the six months ended March 31, 2005, cash used by operations was $1.5 million compared to $2.2 million in the six months ended March 31, 2004. The cash used by operating activities during the six months ended March 31, 2005 was the result of an increase in inventories, decreases in accrued bonus and accrued payroll and benefits, and the net loss offset by depreciation and amortization and increases in accounts payable and accounts payable to related parties. The cash used in operating activities during the six months ended March 31, 2004 was the result of increases in accounts receivable and prepaid expenses, a decrease in accrued bonus, and the net loss offset by depreciation and amortization and increases in accounts payable and accounts payable to related parties.

        During the six months ended March 31, 2005, cash provided by investing activities was $9.9 million compared to $2.8 million in the six months ended March 31, 2004. The cash provided by investing activities in the six months ended March 31, 2005 was primarily the result of $10.0 million in marketable securities maturities net of purchases. The cash provided by investing activities during the six months ended March 31, 2004 was primarily the result of $4.5 million in marketable securities purchases net of maturities, partially offset by $1.7 million in property plant and equipment purchases.

        During the six months ended March 31, 2005, cash provided by financing activities was $83,000 compared to cash used in financing activities of $135,000 in the six months ended March 31, 2004. The cash provided by financing activities in the six months ended March 31, 2005 was the result of an increase in common stock shares issued for $83,000. The majority of cash used in financing activities for the six months ended March 31, 2004 was for principal payments on the Company's long-term debt offset by issuance of common stock.

        We believe that our existing cash, cash equivalents and investments on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

        Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN applications. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 91%, and 86% of our revenue for the six months ended March 31, 2005, and 2004, respectively.

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

        Customers generally will not purchase any of our products before they qualify them and approve our manufacturing processes and quality control system. Our customers may require us to register under international quality standards, such as ISO 9001. We are currently registered under ISO 9001:2000. Delays in product qualification or loss of ISO 9001 certification may cause a product to be dropped from a long-term supply program and result in a significant lost revenue opportunity. If particular customers do not approve of our manufacturing processes, we will lose the sales opportunities with those customers.

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

        The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Agilent Technologies, ExceLight Communications, Finisar, JDS Uniphase, MRV Communications, OpNext, Picolight, and Stratos Lightwave. We also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our products address. The development of alternative solutions to fiber optic transmission problems by our competitors, particularly systems companies that also manufacture modules, such as Fujitsu, could significantly limit our growth and harm our competitive position.

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

        Our properties and business operations are subject to a wide variety of federal, state and local environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances. We may be required to incur substantial costs to comply with current or future legal requirements. In addition, if we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. We believe our properties and business operations are in compliance with applicable environmental laws. We do not anticipate any material capital expenditures for environmental control facilities for the 2005 fiscal year.

We face risks associated with our international operations that could prevent us from marketing and distributing our products internationally.

        Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 41.5%, and 42.8% of our revenue for the three months ended March 31, 2005, and 2004, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. One of our objectives is to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

        Potential conflicts of interest exist between Furukawa and us in a number of areas, including the nature and quality of services rendered by
Furukawa to us, potential competitive business activities, sales or distributions by Furukawa of all or any portion of its ownership interest in us, or Furukawa's ability to control our management and affairs. It is possible that business decisions made by management that are in the best interest of our stockholders may conflict with Furukawa's interests. For example, we may decide to enter into or acquire a line of business competitive with Furukawa, or Furukawa may decide to enter into or acquire a line of business competitive enter into or acquire a line of business competitive with us. Any of these events may alter or eliminate our ability to rely on Furukawa to supply key components to us in the future, increase our costs of producing our products and result in increased competition in our markets. We cannot assure you that we will be able to resolve any conflicts we may have with Furukawa or, if we are able to do so, that the resolution will be favorable to us.

Furukawa will control the outcome of stockholder voting and there may be an adverse effect on the price of our Class A common stock due to disparate voting rights of our Class A common stock and our Class B common stock.

        Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of April 29, 2005 represented 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

The current audit by the Internal Revenue Service of our federal tax returns could result in adverse adjustments to our financial statements.

        In March 2005, the Internal Revenue Service commenced an audit of our federal tax returns for our 2001 and 2003 fiscal years. At this early stage of the audit, we are unable to predict whether any adjustments to our tax returns will be required, and if so, whether these adjustments will be adverse or in favor of us.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are currently exposed to interest rate risk on our investment portfolio. We do not have any term loan debt as of March 31, 2005.

        The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $83.9 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $64.9 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

        As of March 31, 2005, our investment in marketable securities had a weighted-average time to maturity of approximately 164 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from three months to two years.

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

ITEM 2.        UNREGESTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2005 Annual Meeting of Stockholders as further discussed below:

        (a) Our 2005 Annual Meeting of Stockholders was held on February 24, 2005 in Woodland Hills, California.

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

        (c) At the Annual Meeting, the following matters were considered and voted upon:

            (i) The election of seven directors to our board of directors. At the Annual Meeting, our stockholders elected each of the following director nominees as directors, to serve on our board of directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

                                       Class A                 Class B
                            Class A     Shares     Class B      Shares      Class B
          Name               Votes     Withheld     Shares     Withheld      Votes     Total Votes
          ----               -----     --------     ------     --------      -----     -----------
Muoi Van Tran              44,206,457  1,342,762  66,000,000           0  660,000,000   110,206,457
Stewart D. Personick       44,564,834    984,385  66,000,000           0  660,000,000   110,564,834
Naoomi Tachikawa           44,005,281  1,543,938  66,000,000           0  660,000,000   110,005,281
Hobart Birmingham          44,565,934    983,285  66,000,000           0  660,000,000   110,565,934
David Warnes               44,586,264    962,955  66,000,000           0  660,000,000   110,586,264
Yukimasa Shiga             44,218,612  1,330,607  66,000,000           0  660,000,000   110,218,612
Akihiro Fukunaga           44,218,343  1,330,876  66,000,000           0  660,000,000   110,218,343


            (ii) To ratify  the  appointment  of  Deloitte  & Touche  LLP as our independent auditors for the fiscal year ending September 30, 2005. At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:


                              Class A            Class B             Class B
                               Votes             Shares               Votes          Total Votes
                        ---------------   ----------------   ----------------   ----------------
For                          45,036,261         66,000,000        660,000,000        111,036,261
Against                           2,654                  0                  0              2,654
Abstain                         510,304                  0                  0            510,304


ITEM 5.        OTHER INFORMATION

        None.

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


Date:    May 13, 2005           By:    /s/ Muoi Van Tran
        -------------                  ---------------------
                                       Name:  Muoi Van Tran
                                       Title: Chairman of the Board,
                                       Chief Executive Officer and President


Date:    May 13, 2005           BY:    /s/ Susie Nemeti
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