Form 10-Q
period 2005-06-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2005-08-15
CIK 1122668

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
         SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 2005

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

        The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of August 10, 2005, there were 46,967,657 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.



================================================================================



                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2005


                                                                                PAGE

                             PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Balance Sheets as of June 30, 2005 (unaudited) and September 30, 2004    1

          Statements of Operations for the Three Months and Nine Months Ended
          June 30, 2005 and 2004 (unaudited)                                       2

          Statements of Cash Flows for the Nine Months Ended June 30, 2005
          and 2004 (unaudited)                                                     3

          Notes to Financial Statements (unaudited)                                4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                    9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk              30

Item 4.   Controls and Procedures                                                30

                  PART II. OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings                                                      31
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds            31
Item 3.   Defaults upon Senior Securities                                        31
Item 4.   Submission of Matters to a Vote of Security Holders                    31
Item 5    Other Information                                                      31
Item 6.   Exhibits                                                               31

                                  SIGNATURES                                     32

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
(Dollars in thousands)


                                                                                         June 30,         September 30,
                                                                                         2005                  2004
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                 $ 84,622             $ 75,423
  Marketable securities                                                                       64,814               75,131
  Accounts receivable less allowance for doubtful accounts:
    $369 at June 30, 2005 and $362 at September 30, 2004                                       8,539                8,566
  Inventories                                                                                 11,466                8,649
  Prepaid expenses and other current assets                                                    1,310                1,118
                                                                                   ------------------    -----------------

           Total current assets                                                              170,751              168,887

Property, plant and equipment, net                                                            25,937               29,278
Intangible assets, net                                                                         1,127                1,802
                                                                                   ------------------    -----------------

TOTAL ASSETS                                                                               $ 197,815            $ 199,967
                                                                                   ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                           $ 2,157              $ 1,136
  Accounts payable to related parties                                                          4,436                3,325
  Accrued payroll and benefits                                                                 1,365                1,989
  Accrued bonus                                                                                1,822                4,451
  Other accrued expenses                                                                       1,018                1,248
  Income taxes payable                                                                            97                  158
                                                                                   ------------------    -----------------

           Total current liabilities                                                          10,895               12,307

OTHER LONG-TERM LIABILITIES                                                                      200                  400
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Class A common stock, $0.001 par value; 200,000,000
    shares authorized, 46,962,777 and 46,771,927 shares
    outstanding at June 30, 2005 and September 30, 2004,
    respectively.                                                                                 47                   47
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    June 30, 2005 and September 30, 2004                                                          66                   66
  Additional paid-in-capital                                                                 133,010              132,917
  Retained earnings                                                                           53,597               54,230
                                                                                   ------------------    -----------------

           Total stockholders' equity                                                        186,720              187,260
                                                                                   ------------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 197,815            $ 199,967
                                                                                   ==================    =================


                        See Notes to Financial Statements

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)


                                                      Three Months Ended June 30,              Nine Months Ended June 30,
                                                   -------------------------------------  --------------------------------------

                                                         2005                2004               2005                2004
--------------------------------------------------------------------------------------------------------------------------------

REVENUE                                                    $ 13,621            $ 14,299            $ 41,172            $ 43,977

COST OF REVENUE                                               8,300               7,770              25,849              24,732
                                                   -----------------   -----------------  ------------------  ------------------

GROSS PROFIT                                                  5,321               6,529              15,323              19,245
                                                   -----------------   -----------------  ------------------  ------------------

EXPENSES:
  Research and development                                    3,510               4,152              11,155              12,970
  Selling and marketing                                       1,120               1,153               3,574               3,831
  General and administrative                                  1,219               1,504               3,660               4,728
                                                   -----------------   -----------------  ------------------  ------------------
           Total expenses                                     5,849               6,809              18,389              21,529
                                                   -----------------   -----------------  ------------------  ------------------

LOSS FROM OPERATIONS                                           (528)               (280)             (3,066)             (2,284)

OTHER INCOME, Net                                               996               1,286               2,433               1,842
                                                   -----------------   -----------------  ------------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                               468               1,006                (633)               (442)

INCOME TAX PROVISION                                              -                   -                   -                 192
                                                   -----------------   -----------------  ------------------  ------------------

NET INCOME (LOSS)                                             $ 468             $ 1,006              $ (633)             $ (634)
                                                   =================   =================  ==================  ==================

BASIC EARNINGS (LOSS) PER SHARE                              $ 0.00              $ 0.01             $ (0.01)            $ (0.01)
                                                   =================   =================  ==================  ==================

DILUTED EARNINGS (LOSS) PER SHARE                            $ 0.00              $ 0.01             $ (0.01)            $ (0.01)
                                                   =================   =================  ==================  ==================

BASIC SHARES OUTSTANDING                                    112,927             112,655             112,868             112,463
                                                   =================   =================  ==================  ==================


DILUTED SHARES OUTSTANDING                                  113,754             113,938             112,868             112,463
                                                   =================   =================  ==================  ==================



                       See Notes to Financial Statements

OPTICAL COMMUNICATION PRODUCTS, INC

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                            Nine Months Ended June 30,
                                                                        -------------------------------
                                                                            2005             2004
-------------------------------------------------------------------------------------------------------

Operating Activities:
Net loss                                                                       $ (633)          $ (634)

Adjustments to reconcile net loss to net
cash from operating activities:
    Depreciation and amortization of property, plant and equipment              3,727            3,166
    Amortization of intangibles                                                   675              674
    Amortization of  premiums on marketable securities                             66              812
    Gain on sale of real property                                                  -             (942)
Changes in operating assets and liabilities:
    Accounts receivable, net                                                       27           (1,837)
    Income taxes receivable                                                         -           11,743
    Inventories                                                                (2,817)          (2,248)
    Prepaid expense and other assets                                             (194)            (595)
    Accounts payable                                                            1,021              433
    Accounts payable to related parties                                         1,111            2,055
    Accrued payroll and benefits                                                 (624)             372
    Accrued bonuses                                                            (2,629)            (604)
    Other accrued expenses                                                       (491)          (1,511)
                                                                        --------------  ---------------

  Net cash (used in) provided by operating activities                            (761)          10,884
                                                                        --------------  ---------------

Investing Activities:
    Purchase of marketable securities                                         (39,747)         (40,478)
    Maturities of marketable securities                                        50,000           45,000
    Net proceeds from sale of real property                                        -            5,693
    Purchase of property, plant and equipment                                    (386)          (1,355)
                                                                        --------------  ---------------

  Net cash provided by investing activities                                     9,867            8,860
                                                                        --------------  ---------------

Financing Activities:
    Principal payments on long-term debt                                            -             (353)
    Issuance of common stock                                                       93              195
                                                                        --------------  ---------------

  Net cash provided by (used in) financing activities                              93             (158)
                                                                        --------------  ---------------

Increase in cash and cash equivalents                                           9,199           19,586

Cash and cash equivalents, beginning of period                                 75,423           64,895
                                                                        --------------  ---------------


Cash and cash equivalents end of period                                      $ 84,622         $ 84,481
                                                                        ==============  ===============


                        See Notes to Financial Statements

Optical Communication Products, Inc
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 2005 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the annual report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 58.4% of the Company's common stock at June 30, 2005, which accounts for 93.4% of the combined voting power of all of the Company's outstanding stock.

        Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R
        Share-Based Payment that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005 the SEC changed the effective date for SFAS 123R to the first fiscal year that begins after June 15, 2005. We currently expect to adopt SFAS No. 123R in the quarter ending December 31, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

        In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities and unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of adopting SFAS 151.

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



                                                      Three months ended June 30,                 Nine months ended June 30,
                                                --------------------------------------    ------------------------------------------
                                                    2005                  2004                   2005                  2004
                                                ---------------    -------------------    -------------------    -------------------
                                                             (in thousands, except per share amounts)

Net income (loss):
  As reported:                                       $ 468               $ 1,006                $ (633)                $ (634)

  Deduct total stock-based employee
  compensation expense determined under
  fair value based method for all
  awards, net of related tax effects:                 (252)              (1,548)                   (747)                (4,533)
                                                ---------------    -------------------    -------------------    -------------------
Pro forma net income (loss)                          $ 216               $ (542)               $ (1,380)              $ (5,167)
                                                ===============    ===================    ===================    ===================

Basic earnings (loss) per share
  As reported                                       $ 0.00               $ 0.01                 $ (0.01)              $ (0.01)
  Pro forma                                         $ 0.00              $ (0.00)                $ (0.01)              $ (0.05)

Diluted earnings (loss) per share
  As reported                                       $ 0.00               $ 0.01                 $ (0.01)              $ (0.01)
  Pro forma                                         $ 0.00              $ (0.00)                $ (0.01)              $ (0.05)



        The fair value of each option grant estimated on the date of grant used to compute pro forma income per share is estimated using the Black-Scholes option-pricing model. The following assumptions were used in completing the model:


                                           Three months ended June 30,             Nine months ended June 30,
                                        ---------------------------------    --------------------------------------
                                             2005              2004                2005                  2004
                                        -------------    ----------------    ----------------    ------------------
        Dividend yield                        0%                0%                  0%                    0%
        Expected volatility                 92.6%             101.0%              92.6%                 101.0%
        Risk-free rate of return            3.88%              4.36%              4.13%                  3.94%
        Expected life (years)                8.0                7.1                8.0                    7.1



        During the three months ended June 2005 and 2004, the Company granted 137,416 and 207,940 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The average exercise prices of the underlying Common Stock on the dates of the grant were $1.81 and $3.05 for the three months ended June 30, 2005 and 2004, respectively.

        During the nine months ended June 30, 2005 and 2004, the Company granted 164,416 and 437,940 stock options, respectively, with exercise prices equal to the fair value of the underlying Common Stock on the date of grant. The fair market values of the underlying Common Stock on the dates of grant were $1.56 and $3.02, for the nine months ended June 30, 2005 and 2004, respectively.

2.   INVENTORIES

        Inventories consist of the following (in thousands):


                                  June 30, 2005           September 30, 2004
        -----------------------------------------------------------------------

         Raw materials                       $ 6,181                   $ 4,911
         Work-in-process                       3,723                     2,927
         Finished goods                        1,562                       811
                             -----------------------    -----------------------
         Total inventories                  $ 11,466                   $ 8,649
                             =======================    =======================


3.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):


                                                          June 30, 2005            September 30, 2004      Useful Life
        -----------------------------------------------------------------------------------------------------------------
         Land                                                         $ 6,729                    $ 6,729
         Building improvements                                         14,949                     14,949        39 years
         Machinery and equipment                                       20,267                     19,965         5 years
         Computer hardware and software                                 1,676                      1,592         3 years
         Furniture and fixtures                                           382                        382         5 years
         Leasehold improvements                                           181                        181         9 years
                                                     -------------------------  -------------------------
                                                                       44,184                     43,798
         Less accumulated depreciation                                 18,247                     14,520
                                                     -------------------------  -------------------------
                                                                     $ 25,937                   $ 29,278
                                                     =========================  =========================

4.   INTANGIBLE ASSETS

        The Company's intangible assets by major asset class are as follows:


                                                                                          Weighted Average
                                           June 30, 2005          September 30, 2004     Amortization Period
                                      -----------------------------------------------------------------------
                                          (in thousands)                                       (Years)

Licensing Fees                                        $ 2,000                   $ 2,000          3.5
   Accumulated Amortization                            (1,883)                   (1,534)

Patents                                                   950                       950          5.0
   Accumulated Amortization                              (507)                     (364)

Acquired Technology                                     1,216                     1,216          5.0
   Accumulated Amortization                              (649)                     (466)
                                      ------------------------- ------------------------

Total intangible assets, net                          $ 1,127                   $ 1,802
                                      ======================== =========================


        Aggregate amortization expense related to intangible assets was approximately $225,000 and $225,000 for the three months ended June 30, 2005 and 2004, respectively and $675,000 and $679,000 for the nine months ended June 30, 2005 and 2004, respectively. There was no impairment loss recorded during the three and nine month periods ended June 30, 2005 or 2004.

       Following is a summary of future amortization expense in each of the next five fiscal years.


                                                      (in thousands)

        Remaining three months fiscal 2005                       $ 225
        fiscal 2006                                                433
        fiscal 2007                                                433
        fiscal 2008                                                 36
                                                      -----------------
                                                               $ 1,127
                                                      -----------------

5.   EARNINGS (LOSS) PER SHARE

        The following is a calculation of basic and diluted loss per share ("EPS"):


                                                     Three Months Ended June 30,              Nine Months Ended June 30,
                                                 ------------------------------------    -------------------------------------
                                                      2005               2004                  2005               2004
                                                                    (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------
 BASIC EPS COMPUTATION
   Net income (loss) applicable to
   common stock                                             $ 468            $ 1,006                $ (633)            $ (634)
   Weighted average common shares outstanding             112,927            112,655               112,868            112,463
                                                 ----------------- ------------------    ------------------ ------------------
 Basic earnings (loss) per share                           $ 0.00             $ 0.01               $ (0.01)           $ (0.01)
                                                 ================= ==================    ================== ==================

 DILUTED EPS COMPUTATION
   Net income (loss) applicable to
   common stock                                             $ 468            $ 1,006                $ (633)            $ (634)
   Weighted average common shares outstanding             113,754            113,938               112,868            112,463
                                                 ----------------- ------------------    ------------------ ------------------
 Diluted earnings (loss) per share                         $ 0.00             $ 0.01               $ (0.01)           $ (0.01)
                                                 ================= ==================    ================== ==================


        The weighted average diluted common shares outstanding for the three months ended June 30, 2005 and June 30, 2004 excludes the dilutive effect of approximately 7,070,357 and 7,071,097 options, respectively. The weighted average diluted common shares outstanding for the nine months ended June 30, 2005 and June 30, 2004 excludes the dilutive effect of approximately 7,101,901 and 6,942,400 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's Common Stock during the period or due to a net operating loss.

6.   COMMITMENTS AND CONTINGENCIES

        Operating Leases

        The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable annually or for three years. Rent expense for these leases for the three months ended June 30, 2005 and 2004 was $113,000 and $134,000, respectively and for the nine months ended June 30, 2005 and 2004 was $379,000 and $381,000, respectively.

        Following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at June 30, 2005:

        (in thousands)
        ---------------------------------------------------------------------
              Three months thru September 30, 2005                     $ 130
              2006                                                       189
              2007                                                        12

        ---------------------------------------------------------------------

              Total minimum lease payments                             $ 331
              ---------------------------------------------------------------

        Warranty Accruals

        The Company provides a standard warranty of one year from the date of sale for its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return. From time to time, the Company may offer extended warranty for its products up to five years. The table below sets forth the activity of the Company's warranty reserve.



                             Balance at      Additions
                            beginning of     charged to                         Balance at end
Warranty Reserve              period           expense         Deductions         of period

Nine Months Ended:
June 30, 2004              $        46      $        11       $        (17)       $        40
June 30, 2005              $        31      $        26       $        (26)       $        31


        Tax Audit

        In March 2005, the Internal Revenue Service commenced an audit of our federal tax returns for our 2001 and 2003 fiscal years. The audit is in process and outcome cannot be determined at the current time by management.


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

Allowance for Doubtful Accounts and Sales Returns

        Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $8.5 million as of June 30, 2005, compared with $8.6 million as of September 30, 2004. The allowance for doubtful accounts and sales returns as of June 30, 2005 was $369,000, compared with $362,000 as of September 30, 2004. The allowance is based on our assessment of the collectibility of customer accounts and potential returns. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer's ability to pay and historical customer returns. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to deviate from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-downs

        Our inventory balance was $11.5 million as of June 30, 2005, compared with $8.6 million as of September 30, 2004. At June 30, 2005 and September 30, 2004 inventory with a historical cost of $10.1 million and $10.5 million, respectively, was written down as excess and obsolete inventory. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. We operate in a highly-volatile industry with high and unpredictable rates of inventory obsolescence. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. We do not necessarily discard written-down inventory and, on occasion, we have discovered that written-down inventory was not obsolete or excess, as previously estimated. In those situations, when written down inventory is sold cost of sales reflects the new written-down basis.

Warranty Accruals

        The liability for product warranties, included in other accrued liabilities, was $31,000 as of June 30, 2005 and September 30, 2004. Our products sold are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of sales based on associated material costs, and labor costs. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Long-Lived Assets

        We monitor and evaluate the recoverability of our long-lived assets. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our long-lived assets subject to impairment are our property, plant and equipment and our intangible assets which had net carrying values of $26.0 million and $1.1 million, respectively at June 30, 2005. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

Income Taxes

        At June 30, 2005, the unadjusted net book value of our deferred income tax assets totaled approximately $4.7 million, which was principally comprised of federal and state net operating loss carry-forwards and differences between the book and tax basis of our inventories. The provisions of SFAS No. 109 Accounting for Income Taxes, require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.

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

        Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.4% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock as of the fiscal quarter ended June 30, 2005. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a one-year Master Purchase Agreement, which we entered into with Furukawa on October 1, 2003. This Agreement renews automatically on October 1 of each year unless it is terminated upon written notice by either Furukawa or us prior to renewal. This agreement was automatically renewed on October 1, 2004.

        We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to communication equipment manufacturers, or CEMs, their contract manufacturers, or CMs, who incorporate them into systems they assemble for CEMs, and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 66.9% and 69.1% of our total revenue for the nine months ended June 30, 2005 and 2004, respectively. Cisco Systems and Alcatel (including sales to each of their contract manufacturers) accounted for approximately 16.7% and 16.3%, respectively, of our total revenue for the nine months ended June 30, 2005. Alcatel and Cisco Systems (including sales to each of their contract manufacturers) accounted for approximately 16.3% and 12.0%, respectively, of our total revenue for the nine months ended June 30, 2004. No other end-user customer accounted for more than 10.0% of our total revenue for the nine months ended June 30, 2005 or 2004.

        For financial reporting purposes, we consider our customers to be the CEMs, CMs and distributors who place purchase orders with us directly. Sanmina-SCI accounted for 13.3% of our total revenue in the current quarter. No other direct customer accounted for more than 10.0% of our total revenue for the three months or nine months ended June 30, 2005 or 2004. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

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

        General and administrative expenses consist primarily of salaries and related expenses for our administrative, finance, information system and human resources personnel, professional fees and other corporate expenses. We expect that general and administrative expenses may increase in the near term primarily due to an increase in professional fees associated with implementation of the requirements of the Sarbanes-Oxley Act of 2002 and an increase in our legal and consulting fees associated with analysis of strategic planning, including future market opportunities, that have been undertaken by our management and board of directors.

Results of Operations - Comparison of Three Months Ended June 30, 2005 and 2004

        The following table sets forth statement of operations data and percentage of change for the periods indicated:


                                                   Three Months Ended June 30,
                                                -----------------------------------
                                                           (Unaudited)                                  %
                                                     2005               2004             Change       Change
-----------------------------------------------------------------------------------   -------------------------

 REVENUE                                               $ 13,621           $ 14,299          $ (678)      -4.7%

 COST OF REVENUE                                          8,300              7,770             530        6.8%
                                                ----------------   ----------------   -------------

 GROSS PROFIT                                             5,321              6,529          (1,208)     -18.5%
                                                ----------------   ----------------   -------------

 EXPENSES:
   Research and development                               3,510              4,152            (642)     -15.5%
   Selling and marketing                                  1,120              1,153             (33)      -2.9%
   General and administrative                             1,219              1,504            (285)     -18.9%
                                                ----------------   ----------------   -------------
            Total expenses                                5,849              6,809            (960)     -14.1%
                                                ----------------   ----------------   -------------

 LOSS FROM OPERATIONS                                      (528)              (280)           (248)      88.6%

 OTHER INCOME, Net                                          996              1,286            (290)     -22.6%
                                                ----------------   ----------------   -------------

 INCOME BEFORE INCOME TAXES                                 468              1,006            (538)     -53.5%

 INCOME TAX  PROVISION                                        -                  -               -           -
                                                ----------------   ----------------   -------------

 NET INCOME                                               $ 468            $ 1,006          $ (538)     -53.5%
                                                ================   ================   =============


        Revenue - Revenue decreased 4.7% to $13.6 million in the quarter ended June 30, 2005 from $14.3 million in the quarter ended June 30, 2004. Revenue attributable to our top ten customers was approximately $1.5 million less in the current quarter as compared to the third quarter of fiscal 2004. This reflects slightly softer demand for our products as compared to the same quarter in fiscal 2004. Sales of our products for metropolitan area networks were approximately 90% of revenue for the quarter ended June 30, 2005 compared to approximately 87% of revenue for the quarter ended June 30, 2004. Sales of our products for local area and storage area networks were approximately 9% of revenue for the quarter ended June 30, 2005 compared to approximately 12% of revenue for the quarter ended June 30, 2004. We cannot assure you that our decrease in revenue will reverse in future periods, as the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

        Cost of Revenue - Cost of revenue increased 6.8% to $8.3 million in the quarter ended June 30, 2005 from $7.8 million in the quarter ended June 30, 2004. Gross margin decreased to 39.1% from 45.7% in the quarters ended June 30, 2005 and 2004, respectively. The decrease in gross margin was primarily due to a decrease in average selling prices and an increase in material costs as a percent of revenue to 40.3% from 34.4%, in the quarters ended June 30, 2005 and 2004, respectively. The increase in material cost is significantly related to a decrease in the use of inventory in products sold during the quarter that was previously written down as excess inventory. We used previously written down inventory of $543,000, or 4.0% of sales, in the quarter ended June 30, 2005 as compared to previously written down inventory of $1.6 million, or 11.2% of sales, in the quarter ended June 30, 2004.

        Research and Development - Research and development expenses decreased $642,000 or 15.5% to $3.5 million in the quarter ended June 30, 2005 from $4.2 million in the quarter ended June 30, 2004. The most significant components of the decrease were a decreases in supplies expense of $135,000, in professional services of $79,000, in bonus expense of $194,000 and a decrease in regular compensation and benefits of approximately $150,000 related to a reduction in the number of employees in research and development. We do not expect any of these factors to have a material impact on our ongoing research and development efforts.

        Sales and Marketing - Sales and marketing expenses decreased $33,000 or 2.9% to $1,120,000 for the quarter ended June 30, 2005 from $1,153,000 in the quarter ended June 30, 2004. The decrease was primarily attributable to a $85,000 decrease in bonus expense offset by a $47,000 increase in salaries and related expenses. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

        General and Administrative - General and administrative expenses decreased $285,000 or 18.9% to $1.2 million in the quarter ended June 30, 2005 from $1.5 million in the quarter ended June 30, 2004. The decrease in expense in the quarter ended June 30, 2005 was primarily due to decreases in professional services expense of $147,000, in Directors' and Officers' insurance expense of $187,000 and an immaterial decrease in bonus expense. These decreases were partially offset by a charge to bad debt expense of $57,000.

        Other Income, net - Other income, net decreased $290,000 or 22.6% to $996,000 in the quarter ended June 30, 2005 from $1.3 million in the quarter ended June 30, 2004. Investment income has increased approximately $600,000 in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Other income in the prior quarter ended June 30, 2004 included a $945,000 non-recurring gain from the sale of the Chatsworth facility. As adjusted for the non-recurring gain, there would have been a $655,000 or 192.1% increase in other income, net in the current period.

        Income Taxes - There was no income tax provision recorded for the quarters ended June 30, 2005 and June 30, 2004.

        The following table compares our sales of MAN, LAN and SAN products for the periods indicated:


                         Three months ended June 30,
                  -------------------------------------------
                         2005                   2004
                  --------------------   --------------------
                                (in thousands)                        Change     % change
                                                               --------------------------
MAN                          $ 12,239               $ 12,468          $ (229)      -1.8%

LAN/SAN                         1,188                  1,731            (543)     -31.4%

Others                            194                    100              94       94.0%
                  --------------------   --------------------  --------------

Total                        $ 13,621               $ 14,299          $ (678)      -4.7%
                  ====================   ====================  ==============


Metropolitan Area Network sales decreased $229,000 or 1.8% for the three months ended June 30, 2005 as compared to the same period in 2004 and Local Area Network and Storage Area Network sales decreased $543,000 or 31.4% for the three months ended June 30, 2005 as compared to the same period in 2004. Both reductions reflect slightly softer demand for our products as compared to the prior fiscal quarter.

Results of Operations - Comparison of Nine months Ended June 30, 2005 and 2004

        The following table sets forth statement of operations data and percentage of change for the periods indicated:


                                               Nine Months Ended June 30
                                            ----------------------------------                      %
                                                                                                -----------
                                                2005               2004             Change        Change
------------------------------------------------------------------------------    -------------------------
 REVENUE                                         $ 41,172            $ 43,977        $ (2,805)      -6.4%

 COST OF REVENUE                                   25,849              24,732           1,117        4.5%
                                              ------------        ------------    ------------
 GROSS PROFIT                                      15,323              19,245          (3,922)     -20.4%
                                              ------------        ------------    ------------

 EXPENSES:
   Research and development                        11,155              12,970          (1,815)     -14.0%
   Selling and marketing                            3,574               3,831            (257)      -6.7%
   General and administrative                       3,660               4,728          (1,068)     -22.6%
                                              ------------        ------------    ------------
            Total expenses                         18,389              21,529          (3,140)     -14.6%
                                              ------------        ------------    ------------

 LOSS FROM OPERATIONS                              (3,066)             (2,284)           (782)      34.2%

 OTHER INCOME, Net                                  2,433               1,842             591       32.1%
                                              ------------        ------------    ------------

 LOSS BEFORE INCOME TAXES                            (633)               (442)           (191)      43.2%

 INCOME TAX PROVISION                                   -                 192            (192)    -100.0%
                                              ------------        ------------    ------------

 NET LOSS                                          $ (633)             $ (634)            $ 1       -0.2%
                                              ============        ============    ============


        Revenue - Revenue decreased 6.4% to $41.2 million in the nine months ended June 30, 2005 from $44.0 million in the nine months ended June 30, 2004. Revenue attributable to our top ten customers was approximately $2.8 million less in the nine months ended June 30, 2005 as compared to the same period of fiscal 2004. This reflects slightly softer demand for our products as compared to the same quarter in fiscal 2004. Sales of our products for metropolitan area networks were approximately 89% of revenue for the nine months ended June 30, 2005 compared to approximately 87% of revenue for the nine months ended June 30, 2004. Sales of our products for local area and storage area networks were approximately 10% of revenue for the nine months ended June 30, 2005 compared to approximately 12% of revenue for the nine months ended June 30, 2004. We cannot assure you that our decrease in revenue will reverse in future periods, as the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

        Cost of Revenue - Cost of revenue increased 4.5% to $25.8 million in the nine months ended June 30, 2005 from $24.7 million in the nine months ended June 30, 2004. Gross margin decreased to 37.2% in the nine months ended June 30, 2005 from 43.7% in the same period last year. The decrease in gross margin was primarily due to a decrease in average selling prices and an increase in material costs as a percent of revenue to 40.7% from 34.6%, in the nine months ended June 30, 2005 and 2004, respectively. The increase in material cost is significantly related to a decrease in the use of inventory in products sold during the quarter that was previously written down as excess inventory. We used previously written down inventory of $2.0 million, or 4.9%, in the nine months ended June 30, 2005 as compared to previously written down inventory of $4.4 million, or 10.0%, in the nine months June 30, 2004.

        Research and Development - Research and development expenses decreased $1.8 million or 14.0% to $11.2 million in the nine months ended June 30, 2005 from $13.0 million in the nine months ended June 30, 2004. The most significant components of the decrease were a decreases in bonus expense of $789,000, in supplies expense of $381,000 and in regular compensation and benefits of approximately $400,000 related to a reduction in the number of employees in research and development. We do not expect any of these factors to have a material impact on our ongoing research and development efforts.

        Sales and Marketing - Sales and marketing expenses decreased $257,000 or 6.7% to $3.6 million in the nine months ended June 30, 2005 from $3.8 million in the nine months ended June 30, 2004. The primary components of the decrease were decreases in bonus expense of $189,000 and in professional services of $155,000. These decreases were partially offset by increases in compensation related expenses of $65,000 and in advertising expense of $31,000. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

        General and Administrative - General and administrative expenses decreased $1.1 million or 22.6% to $3.7 million in the nine months ended June 30, 2005 from $4.7 million in the nine months ended June 30, 2004. The decrease was primarily due to decreases in Directors' and Officers' insurance expense of $652,000, in bonus expense of $204,000 and in consulting fees of $192,000.

        Other Income, net - Other income, net increased $591,000 or 32.0% to $2.4 million in the nine months ended June 30, 2005 from $1.8 million in the nine months ended June 30, 2004. Investment income increased $1.3 million, which was primarily the result of increased interest rates. Other income for the prior nine months ended June 30, 2004 included a $945,000 non-recurring gain from the sale of our Chatsworth facility. As adjusted for the non-recurring gain, there would have been a $1.5 million or 171.1% increase in other income, net in the current nine -month period.

        Income Taxes - There was no income tax provision recorded for the quarter ended June 30, 2005. Income tax expense of $192,000 in the nine months ended June 30, 2004 includes a charge of $557,000 related to the valuation allowance for the carry-forward of net loss for the nine months ended June 30, 2004, to reduce the deferred income tax asset to the amount determined more likely than not to be realized.

        The following table compares our sales of MAN, LAN and SAN products for the periods indicated:


                                                Nine Months Ended June 30,
                                           --------------------------------------                  %
                                                                                              ------------
                                                2005               2004             Change       Change
------------------------------------------------------------------------------   -------------------------

 MAN                                             $ 36,584            $ 38,114        $ (1,530)      -4.0%

 LAN/SAN                                            4,123               5,533          (1,410)     -25.5%

 Other                                                465                 330             135       40.9%
                                           ---------------    ----------------   -------------

 Total revenue                                   $ 41,172            $ 43,977        $ (2,805)      -6.4%
                                           ===============    ================   =============


Metropolitan Area Network sales decreased $1.5 million or 4.0% for the nine months ended June 30, 2005 as compared to the similar period in 2004. Local Area Network and Storage Area Network sales decreased $1.4 million or 25.5% for the nine months ended June 30, 2005 as compared to the similar period in 2004. Both reductions reflect slightly softer demand for our products as compared to the prior fiscal year.

Liquidity and Capital Resources

        As of June 30, 2005, our primary source of liquidity was our cash and cash equivalents balance of $84.6 million and our marketable securities balance of $64.8 million, which consists primarily of United States Treasury notes and bonds. At September 30, 2004, we had $75.4 million in cash and cash equivalents and $75.1 million in current marketable securities.

        Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of June 30, 2005, our working capital was $159.9 million with a current ratio of 16:1 compared to our working capital of $156.6 million with a current ratio of 14:1 as of September 30, 2004. Our working capital increased during the nine months ended June 30, 2005 primarily due to earnings on investments. We believe that cash flow from operations, cash and equivalents, and marketable securities will be sufficient to fund operations for the next twelve months.

        During the nine months ended June 30, 2005, cash used by operations was $761,000 compared to cash provided by operations of $10.9 million in the nine months ended June 30, 2004. The cash used by operating activities during the nine months ended June 30, 2005 was primarily the result of the net loss and an increase in inventories, partially offset by increases in payables, depreciation and decreases in accrued bonus and other accrued expenses. Cash provided by operations in the prior nine months ended June 30, 2004 included $11.7 million related to cash received from an income tax refund. The reduction in income taxes receivable was partially offset by a net loss, an increase in accounts receivable and decrease in accrued bonus and other accrued expenses.

        During the nine months ended June 30, 2005, cash provided by investing activities was $9.9 million compared to $8.9 million in the nine months ended June 30, 2004. The cash provided by investing activities in the nine months ended June 30, 2005 was primarily the result of $10.0 million in marketable securities maturities net of purchases. $386,000 of funds were used for purchases of property plant and equipment. The cash provided by investing activities during the nine months ended June 30, 2004 was primarily the result of $4.5 million in marketable securities purchases net of maturities and $5.7 million in net proceeds from the sale of our Chatsworth facility. Also during the nine months ended June 30, 2004, $1.4 million of funds were used for purchases of property plant and equipment.

        During the nine months ended June 30, 2005, cash provided by financing activities was $93,000 compared to cash used in financing activities of $158,000 in the nine months ended June 30, 2004. The cash provided by financing activities in the nine months ended June 30, 2005 was the result of the exercise of stock options. The cash used in financing activities for the nine months ended June 30, 2004 was for principal payments on the Company's long-term debt offset by issuance of common stock for the exercise of stock options.

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

        Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN applications. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 89%, and 87% of our revenue for the nine months ended June 30, 2005, and 2004, respectively.

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

        Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 43.9%, and 45.1% of our revenue for the three months ended June 30, 2005, and 2004, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. One of our objectives is to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

        Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of June 30, 2005 represented 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

        In March 2005, the Internal Revenue Service commenced an audit of our federal tax returns for our 2001 and 2003 fiscal years. At this early stage of the audit, we are unable to predict whether any adjustments to our tax returns will be required, and if so, whether these adjustments will be adverse or in favor of us. In addition, we cannot predict whether any adjustment resulting from the IRS audit will be material, or whether such an adjustment will require us to change our previously reported financial results.



ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are currently exposed to interest rate risk on our investment portfolio. We do not have any term loan debt as of June 30, 2005.

        The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $84.6 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $64.8 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

        As of June 30, 2005, our investment in marketable securities had a weighted-average time to maturity of approximately 164 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from three months to two years.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) are effective as of the end of the period covered by this quarterly report based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

        None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.         OTHER INFORMATION

        None.

ITEM 6.         EXHIBITS



Exhibit Number    Description
--------------    ---------------------------------------------------------------------------------
                                                                             .

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


Date:    August 12, 2005               By:    /s/ Muoi Van Tran
        ----------------                      ----------------------
                                       Name:  Muoi Van Tran
                                       Title: Chairman of the Board,
                                              Chief  Executive Officer and
                                              President


Date:    August 12, 2005               BY:    /s/ Susie Nemeti
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