Form 10-K
period 2005-09-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2005-12-29
CIK 1122668

===============================================================================

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

 ____
| X | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE |____| ACT OF 1934
                  For the fiscal year ended September 30, 2005

                                       OR
 ____
|    | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|____| EXCHANGE ACT OF 1934
          For the transition period from ________ to __________________

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

                                                       Name of each exchange
             Title of each class                        on which registered
-----------------------------------------------    -----------------------------
    Class A Common Stock, $0.001 par value           The Nasdaq National Market

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

     As of March 31, 2005, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $32,634,881 (based upon the last closing price for shares of the registrant's common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of December20, 2005, there were approximately 47,041,931 shares of Class A Common Stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS
                                                                           Page

PART I........................................................................1
       ITEM 1.   BUSINESS.....................................................1
       ITEM 2.   PROPERTIES.........  .......................................29
       ITEM 3.   LEGAL PROCEEDINGS...........................................30
       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........30

PART II......................................................................31
       ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.........................................31
       ITEM 6.   SELECTED FINANCIAL DATA.....................................33
       ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................33
       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..46
       ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................47
       ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURES...................................47
       ITEM 9A.  CONTROLS AND PROCEDURES.....................................47


PART III.....................................................................48
       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........48
       ITEM 11.  EXECUTIVE COMPENSATION......................................48
       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................48
       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............48
       ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES......................48

PART IV......................................................................49
       ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K....................................................49

This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption "Risk Factors" beginning on page 15 of this Report, and the other documents we file with the Securities and Exchange Commission ("SEC"), including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto. All forward-looking statements attributable to Optical Communication Products are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

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

     The Company was founded in October 1991 with initial funding from The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). We offer a comprehensive line of high performance, cost-effective solutions to our customers supported by volume production capabilities. We believe that our close working relationship with leading fiber optic communication equipment manufacturers allows us to quickly design and build advanced fiber optic subsystems and modules, enabling our customers to focus on their core competencies in designing and building overall systems. Our customers include communication equipment manufacturers, such as Alcatel, Canoga Perkins, Cisco Systems, Fujitsu Network Communications, Huawei Technologies, Huawei 3-Com, JDSU (formerly Acterna), Nortel Networks, Siemens, Ltd., and Telrad Telecommunication some of whom purchase through contract manufacturers such as Celestica, Flextronics, Plexus, Sanmina-SCI, and Solectron.

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

     Widespread deployment of fiber optic technology initially occurred in the long-haul networks. Long-haul networks connect the communications networks of metropolitan areas around the world and facilitate the transport of large amounts of voice and data traffic over long distances, up to thousands of miles. Companies designing equipment for this segment have typically focused on providing as much bandwidth as possible between any two locations. The long-haul market was the first to face increasing network congestion as data, aggregated from expanding MAN, LAN, and SAN infrastructures, began to overload long-haul networks. Long-haul network managers, focused on maintaining network performance, were the first to adopt advanced subsystems and modules to increase the capacity of existing fiber. Long-haul network managers have typically been concerned more about network performance than transmission equipment cost because the cost of increasing the capacity of long-haul networks through adding fiber is expensive relative to upgrading the transmission equipment to higher data transmission rates.

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

Market Opportunity

     With increasing volumes of digitally-based data being transmitted across long-haul networking infrastructures, the MAN topology is often viewed as the limiting factor in overall network performance. In addition, LAN and SAN segments are also requiring greater bandwidth and performance capabilities to address data traffic congestion. As a result, network managers have been upgrading their LAN and SAN infrastructures to higher speeds using optical transmission technologies and high-speed networking standards such as Gigabit Ethernet, SONET/SDH, Fibre Channel (quad speed), Fast Ethernet and 10 Gigabit Ethernet.

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

Current Industry Environment

     The fiber optic communication industry continues to face challenging market conditions. Capital spending by service providers on network infrastructure has remained substantially below pre-2001 levels, increasing only slightly - if at all - during the last year. As a result, equipment manufacturers have also dramatically reduced their quarterly purchases of components and modules from our competitors and from us. While several service providers, including BellSouth, SBC and Verizon, have announced current and planned investments in Fiber-to-the-Premises (FTTP) applications, which we believe could increase traffic demand on the metropolitan area networks (MANs) into which such FTTP infrastructure would feed, it is too early to predict the outcome of these potential FTTP roll-outs. Because visibility in the industry remains limited, we cannot provide any assurance as to the timing or extent of any increased business that we may receive as a result of these or other industry developments.

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

     We provide our customers with the following key benefits:

o High-performance, high reliability, cost-effective products - Our portfolio of high performance subsystems and modules enables optical networks to operate at high data transmission rates, transmit signals over a variety of distances up to 120km and operate in wide temperature ranges of between -40 to 85 degrees Celsius. Our products are engineered using advanced packaging technologies and feature low levels of radiated EMI. Our products are qualified under requirements established by Telcordia (formerly Bellcore), an engineering firm that establishes standards (known as "generic requirements") and specifications for the telecommunications industry, including standards and specifications for fiber optic system components. The Telcordia requirements relate to the environmental, electrical and optical testing of fiber optic transmitters and receivers, to ensure that they offer the high reliability required for critical applications. Our products are engineered to meet the specific distance, temperature and other performance requirements of the MAN, LAN, and SAN markets.

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

Products

     We offer a comprehensive line of high-performance fiber optic subsystems and modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and SAN applications. Fiber optic subsystems and modules are pre-assembled components that are used to build network equipment. Our products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks. We believe our products' technical specifications meet or exceed industry standards for fiber optic subsystems and modules.

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

     Transceivers - Optical transceivers are products that contain both a transmitter and a receiver in a single package and serve as high data rate interconnects between network devices, such as routers, switches, servers and storage elements. Our optical transceivers are available in a wide variety of fiber optic interfaces, or form factors, and support a wide range of data rates, wavelengths, modes and transmission distances. Our transceivers support the SONET/SDH, ATM, Fast Ethernet, Gigabit Ethernet, ESCON and Fibre Channel transmission standards.

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

     Our SFP transceiver is available in a variety of distances and speeds and uses the popular small form factor LC fiber optic connector interface, allowing fiber optic equipment makers to increase their port density. They are also offered in speeds from 155 Mb/s up to 2.5Gb/s including multimode LED and 850nm VCSEL light sources as well as single mode 1310 and 1550nm lasers. We provide commercial and industrial temperature ranges for many of our SFP transceiver models.

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

     Our CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC, SFF and SFP, and provide eight wavelength channels at nominally 1471 nm, 1491 nm, 1511 nm, 1531 nm, 1551 nm, 1571 nm, 1591 nm, and 1611 nm. They are available in a multi-rate format that allows operation at all speeds from 100 Mb/s Fast Ethernet up to 2.5Gb/s. SONET/SDH. Our Gigabit Ethernet CWDM product family is available in an industrial operating temperature option (-40 to +85 Celsius).

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

     Our Bi-Directional transceivers are available in industry standard pluggable modules (SFP) and are compliant to the industry standard known as EFM (Ethernet for First Mile). The data transmission rate is 1250 Mb/s which is the Gigabit Ethernet standard rate. Our Gigabit Ethernet Bi-Directional product family is available in an industrial operating temperature option (-40 to +85 Celsius).

     DWDM Transceivers - Dense wavelength division multiplexing, or DWDM, transceivers, allow the mixing of optical signals by utilizing different wavelengths. The DWDM transceivers use lasers with narrow channel wavelength spacing, typically .8 nm or 100GHz. DWDM transceivers enable an optical transport system to increase the transmission capacity over a single fiber.

     Our DWDM transceivers are available in the SFP package, and provide 44 wavelength channels. They are available in a multi-rate format that allows operation at all speeds from 125Mb/s up to 2.67Gb/s.

     Transponders - Our optical transponders combine the functionality of a transceiver with integrated circuits for electronic multiplexing and demultiplexing in the same package. Multiplexers are paired with transmitters and allow the system designer to combine multiple low-speed electronic data streams onto a single optical wavelength, while demultiplexers and receivers reverse this process. The transmitter portion of the transponder accepts sixteen 155 Mb/s electronic signals, multiplexes them together and provides, at the output, a single 2,488 Mb/s optical signal. The receiver portion of the transponder performs the reverse function, namely accepting a single optical signal and providing back sixteen 155 Mb/s electronic signals. The advantage of this product is the compact overall design that minimizes the equipment size and the low speed electronic interface that simplifies our customers' printed circuit design.

Products under development

     Our product development efforts have, and will continue to be, focused on developing new products and technologies to support increased transmission speeds, distances and capacities. We have been developing products to support future generations of fiber optic MAN, LAN, and SAN by utilizing CWDM, DWDM, 850nm VCSEL-based optical modules, and to address 10 Gb/s transmission standards for distances up to 80Km.

     Wavelength division multiplexing is a technology that allows multiple signals to be sent along the same optical fiber by using different colors of light for each signal. We have expanded efforts in this area to cover SONET/SDH and Gigabit Ethernet applications for multiple operating temperature ranges. We have introduced products in CWDMs for distances of up to 120Km at Gigabit Ethernet rate. We plan to develop CWDM optical transceivers operating up to 2.67 Gb/s with an extended operating temperature range (-40 to +85C).

     We plan to introduce optical transceivers using DWDM as well as CWDM technologies. These are being designed to allow the mixing of optical signals using different standards, such as SONET/SDH, asynchronous transfer mode, or ATM, and Gigabit Ethernet, by utilizing different wavelengths. Several of our customers have tested our DWDM products for distances of up to 80Km. We also plan to develop DWDM products in the same platform for distances up to 120 Km.

     In October 2002 we acquired certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado, focused on creating 1300 nm VCSEL technology for fiber optic communication networks. The purchase price was $5 million and included the acquisition of capital equipment, inventory and intellectual property. We expect to cease the operation of our Colorado facility as of January 31, 2006, because the cost of Fabry-Perot lasers has been decreasing, making 1300 nm VCSEL technology less attractive as a cost-effective replacement, and because of the delay in development of the next generation of optical modules. As a result, we expect to cease the immediate development of products based on 1300 nm VCSEL technology, although we will retain the related intellectual property for future development.

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

Customers

     We sell our products to communication equipment manufacturers, or CEMs, directly and through contract manufacturers, or CMs, who incorporate them into systems they assemble for CEMs. Contract manufacturers assemble specific products for CEMs. We define our customers as CEMs who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers, such as Celestica, Flextronics. Plexus, Sanmina-SCI, and Solectron.

     A small number of end customers have historically accounted for a significant portion of our total revenue. For the fiscal year ended September 30, 2005, our 10 largest customers accounted for 66.2% of our total revenue, with Alcatel and Cisco Systems (including sales to each of their contract manufacturers) accounting for approximately 17.5% and 14.9% of our total revenue, respectively. No other customer accounted for more than 10.0% of our revenue during the fiscal year ended September 30, 2005.

     For financial reporting purposes, we consider our customers to be the CEMs, CMs and distributors who place purchase orders with us directly. No direct order contract manufacturer accounted for more than 10.0% of our revenue during the fiscal year ended September 30, 2005.

Technology

     The development and manufacture of high-performance fiber optic subsystems and modules for MAN, LAN, and SAN require diverse technical skills and expertise. We believe that our understanding of fundamental optical devices, their packaging and high speed circuit design allows us to extend the performance of low cost packaging and technology, which we originally designed for smaller local area networks, to provide the high-performance required for fiber optic MAN, LAN, and SAN. Key elements of our technological capabilities include:

          o Optical device technology - We understand the performance requirements for many optical devices for use in fiber optic systems. There is a wide range of optical source and detector technologies available, and these must be optimized for each application.

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

          o Links with Furukawa - We have worked closely with Furukawa to develop new optical devices for our products using technology that they have developed. Furukawa supplies us with the majority of the optical devices, such as lasers, needed for some of the optical subassemblies used in our products. We plan to continue to use Furukawa's lasers in our new products whenever such devices are available from Furukawa. We also plan to implement second sourcing of such devices wherever possible either through procurement from other suppliers or internal development to reduce our risk on a single source supplier.

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

     We purchase several key components for our products from a limited number of suppliers. The components that we purchase include integrated circuits, lasers, light emitting diodes, vertical cavity surface-emitting lasers, photodiode devices and other passive electronic components. We have periodically experienced shortages and delivery delays for these materials. Because we operate in an industry where material supplies are constrained, we maintain an inventory of some limited source components to decrease the risk of shortage. As a result, we have, at times, had excess inventory of these components that have led to write downs of excess inventory.

Research and Development

     In fiscal 2003, 2004, and 2005, our research and development expenses were $16.2 million, $17.0 million and $14.6 million, respectively. Our research and development activities are focused on enhancing our existing products, developing new products to meet the evolving needs of our customers within our existing markets and supporting emerging standards that are consistent with our product strategies.

     We plan to continue to collaborate with universities or research institutes in our product development efforts. In addition, Furukawa has developed a number of innovative components that we have integrated into our products. We plan to continue to collaborate with Furukawa to take advantage of their optical
component   technology   wherever   appropriate.   We also  intend to  develop
relationships with other suppliers of components supplied by Furukawa to the extent practicable.

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

     We have established contractual relationships with manufacturers' representatives and distributors in Europe, Israel, and Asia. Manufacturers'
representatives and distributors are third parties who provide commercial and technical support in selling our products to customers. Manufacturers' representatives represent us with customers, but customers place orders directly with us. We pay the manufacturers' representatives a fee for this service. Distributors perform the same function, but differ in that the distributor buys products from us and resells them at a profit to the end customer. We have short-term contracts with our manufacturers' representatives and distributors, which can be cancelled by either party upon 30 days notice. We intend to expand our indirect sales activity by establishing relationships with additional independent manufacturers' representatives and distributors. Please refer to
Note 14 to our Notes to Financial Statements for further information about our sales to particular geographic areas.

     We focus our marketing on CEMs in the fiber optic MAN, LAN, and SAN markets. Our intent is to become a market driven supplier that provides cost-effective, value-add solutions to our customer base. Our efforts in the development of an effective branding campaign are to better position our strengths as customer-focused suppliers of a broad product portfolio that addresses optical applications. Key elements of our marketing initiatives are as follows:

     o Utilization of the overall marketing resources to provide more focus on industry segments, to identify and drive new product efforts, to position our company strengths with our customers as well as the technical community, and to introduce new revenue opportunities into the company product portfolio.

     o The development of key marketing relationships at our identified strategic accounts with high-level decision makers to better position us for current and next-generation opportunities during the product development and specification defining phases.

     o Utilization of our applications engineering group to provide our customers with complete pre- and post-sales technical support on our products, including design and troubleshooting assistance. We have added geographically-based field applications engineers to service key regional design centers to support the sales efforts.

     o The implementation of a marketing communications plan to focus efforts on strategic corporate branding and positioning initiatives in advertising, press relations, tradeshow events, web site, speaking engagements, and publication opportunities. Our web site includes a part number search engine and provides customers with a comprehensive listing of our broad product portfolio.

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

Backlog

          Backlog consists of orders for shipments with release dates from our customers. As of September 30, 2004 and September 30, 2005, our backlog was approximately $6.6 million and $11.7 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. Backlog comparisons on a year to year or quarter to quarter basis may not be meaningful as our backlog is unpredictable and fluctuates monthly.

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

          We believe that we have established a favorable position in the MAN, LAN, and SAN markets by identifying and focusing on fiber optic subsystems and modules specifically for these segments. We believe that we are focused on these markets with a combination of comprehensive product portfolios, management and design expertise, market understanding and manufacturing capabilities. We compete primarily with Avago Technologies, ExceLight Communications, Finisar, JDSU, MRV Communications, OpNext, Picolight, and Stratos Lightwave. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. In addition, several low-cost Asian competitors are entering into our market segment. We have competitors for all of our current products.

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

Intellectual Property

          Our success and ability to compete is dependent in part on our proprietary technology. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods, to establish and protect our proprietary technologies and processes. However, these measures afford only limited protection of our proprietary technology. Including patent properties acquired from Cielo Communications in October 2002, our patent portfolio now counts more than 69 issued United States patents and 31 pending patent applications. The 31 pending patent applications, include 5 pending Canadian patent applications, one pending European patent application, and 2 pending PCT international patent applications. There can be no assurance that we will continue to seek the issuance of patents from our pending patent applications filed in the United States and/or with non-US governmental authorities. Furthermore, there can be no assurance that any of our patent applications will result in the issuance of any patents or that any patents issued will provide competitive advantages for us or protect us against claims asserting that our products infringe or may infringe the proprietary rights of third parties.

          On April 12, 2002, the Company entered into a five-year license agreement with Stratos Lightwave, Inc. covering Stratos' portfolio of optoelectronic transceiver patents. In addition, we acquired two licenses related to VCSEL technology resulting from our acquisition of certain assets of Cielo Communications. With the exception of these three licenses, we currently do not license to or from any other third parties the technology used in the manufacture of our fiber optic subsystems and modules. In addition, no technology is transferred or licensed in connection with our supply relationship with Furukawa. Accordingly, Furukawa owns the technology relating to the manufacture of its laser and other products we purchase from Furukawa for incorporation into our products and may license or sell this technology to other parties. We own the technology relating to the manufacture of our fiber optic subsystems and modules. We have not transferred to Furukawa any intellectual property rights that would allow it to compete with us in the MAN, LAN, and SAN markets. However, there can be no assurance that Furukawa would not develop in the future internal capabilities to manufacture fiber optic subsystems and modules similar to and competitive with our products.

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

Employees

          As of September 30, 2005, we had 317 full-time employees and no part-time employees. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We consider our employee relations to be generally good.

Our Relationship with Furukawa

          We were incorporated as a California corporation in October 1991 and we subsequently reincorporated as a Delaware corporation in October 2000 in connection with our initial public offering. In November 1991, a wholly owned subsidiary of The Furukawa Electric Co., Ltd. provided our initial capital investment. Furukawa, a publicly held company incorporated under the laws of Japan, is one of the world's leading manufacturers of electric wire and cable, nonferrous metals and related products. It also provides engineering services, including the installation of power and telecommunications cables, and is a major manufacturer of fiber optic cable. Furukawa's stock is publicly traded on the Tokyo Exchange Market in Japan. Furukawa beneficially owns all of our outstanding Class B common stock, which as of December 20, 2005 represented 58.4% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock.

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

          We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003 which was automatically renewed on October 1, 2004 and October 1, 2005. We have enjoyed a reliable supply of these critical components from Furukawa in the past. Under this Master Purchase Agreement, we agreed to purchase from Furukawa, and

Furukawa agreed to manufacture and sell to us, specific types of lasers which are critical parts in the manufacture of our subsystems and modules. This Agreement continues to renew automatically each year unless it is terminated upon written notice by either Furukawa or us prior to renewal. Under this agreement, OCP and Furukawa must maintain a minimum quantity of certain products. The product and its related quantities, or safety stock level, shall be specified by OCP on a quarterly basis. OCP will be obligated to purchase any unused safety stock at the close of the quarter or at the termination of the agreement. The pricing for these products are set out in the Agreement, although we have agreed to negotiate with Furukawa on a quarterly basis to determine whether the pricing needs to be revised. Either Furukawa or we may terminate the Agreement upon written notice to the other for material breach, bankruptcy, or force majeure.

          In the last two years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that we have given our customers in response to market conditions. As a result, our gross margins have been negatively impacted, and may continue to be negatively impacted in the future. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, we are exploring alternative sources of supply for the lasers we purchase from Furukawa.

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

ITEM 1A.  RISK FACTORS

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

          Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN applications. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 84%, 87% and 89%, of our revenue for the years ended September 30, 2003, 2004 and 2005, respectively.

          As the result of currently  uncertain  economic and market conditions,
(a) our revenue may decline, (b) we may be unable to predict future revenue accurately, and (c) we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

          o lower near term revenue visibility; and

          o general market and economic uncertainty.

Based on these and other factors, major customers may reduce orders for our products and, as a result, our revenue in future periods may decline. In addition, our ability to meet financial expectations for future periods may be harmed.

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

We are dependent on a limited number of suppliers for most of our key components. If these suppliers are unable or unwilling to meet our manufacturing requirements, if they raise prices of their products, or if they discontinue key components, we may experience production delays leading to delays in shipments, increased costs and cancellation of orders for our products.

          We purchase several key components that we incorporate into our products from a limited number of suppliers. We also purchase the majority of our lasers from Furukawa under a Master Purchase Agreement. We do not have long-term supply contracts with all of our other key suppliers and our agreement with Furukawa is only for one year. Our dependence on a small number of suppliers and our lack of longer term supply contracts exposes us to several risks, including our potential inability to obtain an adequate supply of quality components, the discontinuance of key components from our suppliers, price increases and late deliveries. For example, we face the risk that price increases imposed on us by our suppliers will be higher than the price increases (or cost increases) imposed on our competitors when they purchase (or manufacture) similar components; and we face a corresponding risk that any price decreases that we are able to obtain from our suppliers will be less than the price decreases (or cost reductions) that our competitor's obtain when they purchase (or manufacture) similar components. We have experienced shortages and delays in obtaining, and the discontinuation of key components in the past and expect to experience shortages, delays, and the discontinuation of key components in the future.

          In the past, industry capacity has been constrained and some of our component suppliers placed limits on the number of components sold to us. If industry capacity becomes constrained in the future, our component suppliers may place similar limits on us. We do not have any control over these limits, and our suppliers may choose to allocate more of their production to our competitors.

          A disruption in, or termination of, our supply relationship with Furukawa or any of our other key suppliers, or our inability to develop relationships with new suppliers would interrupt and delay the manufacturing of our products, which could result in delays in our revenue, or the cancellation of orders for our products. We may not be able to identify and integrate alternative suppliers in a timely fashion, or at all. Any transition to alternative suppliers would likely result in the need to requalify our products with our customers, delays in shipment, quality control issues and increased expenses, any of which would limit our ability to deliver products to our customers. Furthermore, if we are unable to identify an alternative source of supply, we may have to redesign or modify our products, which would cause delays in shipments, increase design and manufacturing costs and require us to increase the prices of our products.

          In the last two years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, on a percentage basis, those price reductions have been significantly less than the price reductions we have offered our customers, on products that incorporate these lasers, in response to competitive pressures and associated customer demands. As a result, our gross margins have been unfavorably impacted. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, and while we are exploring alternative sources of supply for the lasers we purchase from Furukawa, we cannot assure you that these efforts will be successful in addressing and/or reversing this erosion in our gross margins.


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

          The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, ExceLight Communications, Finisar, JDSU, MRV Communications, OpNext, Picolight, and Stratos Lightwave. We also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our products address. The development of alternative solutions to fiber optic transmission problems by our competitors, particularly systems companies that also manufacture modules, such as Fujitsu and JDSU, could significantly limit our growth and harm our competitive position.

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

If we are unable to protect our proprietary technology, this technology could be appropriated by others, which would make it difficult for us to compete in our industry.

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

          Historically, we have relied primarily on a limited direct sales force, supported by third party manufacturers' representatives and distributors, to sell our products. Our sales strategy focuses primarily on developing and expanding our direct sales force, manufacturers' representatives and distributors. We have incurred and may continue to incur significant costs related to the expansion of our sales operations. If the expansion of our sales operations does not generate adequate additional revenue, our operating margins may decline. To the extent we are unsuccessful in developing our direct sales force, we will likely be unable to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant manufacturers' representatives or distributors, or if these representatives or distributors are not successful in their sales or marketing efforts, sales of our products may decrease and our competitive position would be harmed. Our representatives or distributors may not market our products effectively or may not continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage our domestic and foreign sales and support staff or maintain existing or establish new relationships with manufacturer representatives and distributors would harm our revenue and result in declining margins.

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

Terrorist activities and resulting military and other actions and the potential outbreak of Avian Flu could adversely affect our business.

          The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them, the United States military action in Iraq, and the potential outbreak of Avian Flu have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. The potential outbreak of Avian Flu, especially in China, where we have significant customer and supply relationships, could also disrupt our operations, sales, and supply chain or those of our customers, which has made it more difficult to predict and plan for future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism, the heightened security measures in response to such threats, and the potential outbreak of Avian Flu have caused and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks, or Avian Flu, may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the market price for our Class A common stock and on the future price of our Class A common stock.

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

          We design our products for large and complex fiber optic networks, and our products must be compatible with other components of the network system, both current and future. We have experienced in the past, and may continue to experience in the future, defects in our products. Defects in our products or incompatibilities in our products may appear only when deployed in networks for an extended period of time. In addition, our products may fail to meet our customers' design specifications, or our customers may change their design specifications after the production of our product. A failure to meet our customers' design specification often results in a loss of the sale due to the length of time required to redesign the product. We may also experience defects in third party components that we incorporate into our products. We have experienced, and may continue to experience the following due to our inability to detect or fix errors:

          o increased  costs   associated  with  the  replacement  of  defective
            products,   redesign   of   products   to   meet   customer   design
            specifications and/or refund of the purchase price;
          o diversion of development resources; and
          o increased service and warranty costs.

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

          Our properties and business operations are subject to a wide variety of federal, state and local environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances. We may be required to incur substantial costs to comply with current or future legal requirements. In addition, if we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. We believe our properties and business operations are in compliance with applicable environmental laws. We do not anticipate any material capital expenditures for environmental control facilities for the 2006 fiscal year.

We face risks associated with our international operations that could prevent us from marketing and distributing our products internationally.

          Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 39.5%, 43.4% and 42.9% of our revenue for the periods ended
September 30, 2003, 2004 and 2005, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. One of our objectives is to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

          We have historically relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement. We cannot assure you that Furukawa will renew the Agreement upon its expiration on September 30, 2006 or whether it will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components.

          In the last two years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, the laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that we have given our customers in response to market conditions. As a result, our gross margins have been negatively impacted, and may be negatively impacted in the future. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, and while we are exploring alternative sources of supply for the lasers we purchase from Furukawa, we cannot assure you that these efforts will be successful in addressing this negative impact on our gross margins.

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

          Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of December 20, 2005 represented 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

          We have a special committee of our board of directors that evaluates strategic alternatives. The special committee, which is comprised of our three independent directors, has retained Bear, Stearns & Co. Inc. to advise it in evaluating strategic alternatives, including a special dividend, share repurchase, strategic merger or sale of the Company.

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

          In March 2005, the Internal Revenue Service commenced an audit of our federal tax returns for our 2001 and 2003 fiscal years. At the current stage of the audit, we are unable to predict whether any adjustments to our tax returns will be required, and if so, whether these adjustments will be adverse or in favor of us. In addition, we cannot predict whether any adjustment resulting from the IRS audit will be material, or whether such an adjustment will require us to change our previously reported financial results.

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

           We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and report on its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of September 30, 2007. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, including the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material effect on our business, results of operations and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

          In August 2003, we relocated our corporate headquarters, manufacturing, research and development and sales operations to a building in Woodland Hills, California with approximately 149,000 square feet. We acquired the building in June 2001 for $18,750,000. The purchase price was paid from our existing cash on-hand. We are occupying an aggregate of approximately 89,000 square feet and are currently leasing an aggregate of 41,400 square feet of this building to an unrelated party.

          In June 2004, we sold the building located in Chatsworth, California which was our former corporate headquarters. Net proceeds from this transaction were approximately $5.7 million. In November 2002, we leased a 21,660 square foot building in Broomfield, Colorado, which serves as a research and design facility. This lease expires January 31, 2006, and the base rent is approximately $21,700 per month. In December 2003, we leased a 6,800 square foot building in Elkton, Maryland, which will also serve as a research and design facility. This lease expires in November 2006 and the base rent is approximately $5,700 per month. In addition, we lease small sales facilities in Nashua, New Hampshire; Richardson, Texas; Santa Clara, California; Ottawa, Canada; and Bury St. Edmunds, England. Our leases for the facilities in Ottawa, Canada and Santa Clara, California are on a month-to-month basis. Our leases for the facilities in Nashua, New Hampshire, Richardson, Texas, and Bury St. Edmunds, England expire in April 2006, May 2007, and July 2011, respectively.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, UNRELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

          Our Class A common stock has traded on The Nasdaq National Market under the symbol "OCPI". The following table sets forth the range of high and low intra-day sales prices (rounded to the nearest cent) reported on The Nasdaq National Market for our Class A common stock for the periods indicated.


                                                                                            Price range of
                                                                                             Common Stock
                                                                                    -------------------------------
                                                                                        High              Low
                                                                                    -------------    --------------
Fiscal Year Ended September 30, 2004:
   First Quarter ...............................................................          $ 4.30            $ 2.31
   Second Quarter...............................................................          $ 4.80            $ 2.37
   Third Quarter................................................................          $ 3.83            $ 1.87
   Fourth Quarter...............................................................          $ 2.44            $ 1.66

Fiscal Year Ended September 30, 2005:
   First Quarter ...............................................................          $ 2.68            $ 1.90
   Second Quarter...............................................................          $ 2.65            $ 1.67
   Third Quarter................................................................          $ 1.99            $ 1.53
   Fourth Quarter...............................................................          $ 2.15            $ 1.72

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

Recent Share Prices

          The following table sets forth the closing sales prices per share of our Class A common stock on The Nasdaq National Market on (i) September 30, 2005 and (ii) December 20, 2005. Because the market price of our Class A common stock is subject to fluctuation, the market value of the shares of our Class A common stock may increase or decrease.


                                                                                              Closing Price
                                                                                              ---------------
        September 30, 2005...................................................................     $    1.88
        December 20, 2005....................................................................     $    2.32

Holders

          As of December 20, 2005 there were 91 record holders of our Class A common stock and 1 record holder of our Class B common stock.

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


Securities Authorized For Issuance Under Equity Compensation Plans

          The following table summarizes the number of shares issuable under our equity compensation plans, the weighted-average exercise price and the number of shares available for issuance, as of September 30, 2005.


-----------------------------------------------------------------------------------------------------------------
Plan Category                 Number of securities to be  Weighted-average exercise  Number of securities
                              issued upon exercise of     price of outstanding       remaining available for
                              outstanding options,        options, warrants and      future issuance under
                              warrants and rights         rights                     equity compensation plans
                                                                                     (excluding securities
                                                                                     reflected in column (a))
                                                                                                 (c)
                                          (a)
                                                                           (b)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans              4,690,202                     $6.73                    5,739,146
approved by security holders
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans              3,301,680                     $11.00                        0
not approved by security
holders (1)
-----------------------------------------------------------------------------------------------------------------
Total                                  7,991,882                     $8.49                    5,739,146
-----------------------------------------------------------------------------------------------------------------

(1) These were shares granted on August 29, 2000 to certain executive officers prior to our initial public offering.

Recent Sales of Unregistered Securities

          There have been no recent purchases by OCP or affiliated parties of any of its securities.

ITEM 6.   SELECTED FINANCIAL DATA

          The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected income statement data for the three fiscal years ended September 30, 2003, 2004 and 2005 and the selected balance sheet data as of September 30, 2004 and 2005 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected income statement data for the fiscal years ended September 30, 2001 and 2002 and the selected balance sheet data as of September 30, 2001, 2002 and 2003 are derived from audited financial statements not included in this Form 10-K.


                                                                      Fiscal years ended September 30,
                                               --------------------------------------------------------------------------------
     Income statement data                                 2001           2002            2003            2004            2005
                                                                    (In thousands, except per share data)
     --------------------------------------------------------------------------------------------------------------------------

     Revenue                                          $ 144,012       $ 37,207      $   38,880       $  57,143        $ 55,978
     Cost of revenue                                     94,684         26,375          25,048          32,648          34,326
     Gross profit                                        49,328         10,832          13,832          24,495          21,652

     Operating Expenses:
       Research and development                           2,958          5,261          16,246          17,022          14,621
       Sales and marketing                                3,799          3,717           4,562           5,021           4,710
       General and administrative                         4,553          4,671           7,011           5,849           5,012
         Total operating expenses                        11,310         13,649          27,819          27,892          24,343

     Gain from sale of real property                       -              -               -                942            -

     Income (loss) from operations                       38,018        (2,817)        (13,987)         (2,455)         (2,691)

     Other income, net                                    6,081          3,391           1,834           1,517           3,633

     Income (loss) before income taxes                   44,099            574        (12,153)           (938)             942

     Income taxes provision (benefit)
                                                         17,655          (265)         (1,952)             369               1
     Net income (loss)                                $  26,444       $    839      $ (10,201)       $ (1,307)        $    941

     Earnings (loss) per share:
     Basic                                          $      0.26 $         0.01 $        (0.09) $        (0.01) $          0.01
     Diluted                                        $      0.24 $         0.01 $        (0.09) $        (0.01) $          0.01
     Shares outstanding:
       Basic                                            100,263        108,391         111,074         112,553         112,894
       Diluted                                          111,430        112,578         111,074         112,553         113,810

                                                                                 September 30,
                                               --------------------------------------------------------------------------------
                                                           2001           2002            2003             2004           2005
                                               --------------------------------------------------------------------------------
     Balance sheet data                                                         (In thousands)

     Cash and cash equivalents                        $  62,529       $ 85,426      $   64,895       $  75,423        $ 83,975
     Working capital                                    166,416        167,865         145,353         156,580         162,692
     Total assets                                       204,268        205,061         200,143         199,967         200,252
     Long-term portion of debt                            1,825          1,353             864            -               -
     Stockholders' equity                               194,713        197,196         188,360         187,260         188,308

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in Item 1A "Risk Factors" and elsewhere in this Report.


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

          Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.4% of our outstanding shares of common stock and 93.4% of the combined voting power of all of our outstanding common stock as of the fiscal year ended September 30, 2005. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003. This Agreement automatically renewed on October 1, 2004 and October 1, 2005 and renews automatically each year thereafter unless it is terminated upon written notice by either Furukawa or us prior to renewal.

          In the last two years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, the laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that we have given our customers in response to market conditions. As a result, our gross margins have been negatively impacted, and may be negatively impacted in the future. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, and while we are exploring alternative sources of supply for the lasers we purchase from Furukawa, there can be no assurance that these efforts will be successful in addressing this negative impact on our gross margins.

          We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to communication equipment manufacturers or CEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for CEMs and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of end customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 68.0% and 66.2% of our total revenue for the fiscal years ended September 30, 2004 and 2005, respectively with Alcatel and Cisco Systems (including sales to each of their contract manufacturers) accounting for approximately 17.5% and 14.9% of our total revenue, respectively, in fiscal 2005. Alcatel and Cisco Systems (including sales to each of their contract manufacturers) accounted for approximately 16.7%, and 11.2%, respectively, of our total revenue for the fiscal year ended September 30, 2004. No other customer accounted for more than 10.0% of our total revenue for the fiscal years ended September 30, 2004 and 2005.

          For financial reporting purposes, we consider our customers to be the CEMs, CMs and distributors who place purchase orders with us directly. For the fiscal year ended September 30, 2005 no direct order contract manufacturer accounted for more than 10% of our total revenue. For the fiscal year ended September 30, 2004 Comstar Communications accounted for approximately 11.1% of our total revenue. No other direct sales customer accounted for more than 10.0% of our total revenue for the fiscal year ended September 30, 2004. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

          In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode's rights, title and interest in the patent at issue. The court subsequently added Stratos as a plaintiff to the lawsuit. On April 12, 2002, we resolved our patent infringement litigation with Stratos. The settlement resolved all claims in the lawsuit among us and Stratos. As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the license term. As of September 30, 2005, $400,000 remained outstanding and is expected to be paid by fiscal year 2007. Our optoelectronic products covered by this license include our 1x9, GBIC, small form factor (SFF) and small form-factor pluggable (SFP) product families. At the end of the five-year term, we have the option to renegotiate with Stratos for an extension of the license.

          The unfavorable economic conditions in the United States that began in 2001 detrimentally affected the U.S. manufacturing industry, particularly sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers at the time indicated that there was a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce then-existing inventories. Based on these and other factors, some of our customers reduced, modified, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. Despite an improvement in general economic conditions in the United States since that time, capital spending by service providers in the fiber optic communications industry on network infrastructure has remained substantially below pre-2001 levels. During the fourth quarter of fiscal 2005, we have seen a higher level of activity from our customers which resulted in an increase in new orders compare to previous quarters. We cannot provide any assurance that the increase in customer activity will continue or that our business will not be negatively impacted in the future as a result of our customers' declining business activities.

           On October 9, 2002, we acquired certain assets of Cielo Communications, Inc., ("Cielo Communications") a research and design company located in Broomfield, Colorado, focused on creating VCSEL technology for fiber optic communication networks for a cash purchase price of $5.0 million and direct costs of $1.6 million. The purchase price included the acquisition of capital equipment and intellectual property.

          In October 2002 we acquired certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado, focused on creating 1300 nm VCSEL technology for fiber optic communication networks. The purchase price was $5 million and included the acquisition of capital equipment, inventory and intellectual property. We expect to cease the operation of our Colorado facility as of January 31, 2006, because the cost of Fabry-Perot lasers has been decreasing, making 1300 nm VCSEL technology less attractive as a cost-effective replacement, and because of the delay in development of the next generation of optical modules. As a result, we expect to cease the immediate development of products based on 1300 nm VCSEL technology, although we will retain the related intellectual property for future development.

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

          Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we may expand our internal research and development capabilities in the future to develop new products. As a result, our research and development expenses in absolute dollar amounts may increase in future periods.

          Sales and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, commissions paid to sales personnel and independent manufacturers' representatives, marketing and promotion costs. We may expand our sales and marketing efforts in order to increase sales and market awareness of our products. We believe that investment in sales and marketing is critical to our success and that these expenses may increase in the future.

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

Allowance for Doubtful Accounts and Sales Returns

          Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $9.5 million as of September 30, 2005, compared with $8.6 million as of September 30, 2004. The allowance for doubtful accounts and sales returns as of September 30, 2005 was $426,000, compared with $362,000 as of September 30, 2004. The allowance is based on our assessment of the collectibility of customer accounts and potential returns. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer's ability to pay and historical customer returns. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to deviate from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-downs

          Our inventory balance was $15.3 million as of September 30, 2005, compared with $8.7 million as of September 30, 2004. At September 30, 2005 and 2004 inventory with a historical cost of $9.0 million and $10.5 million, respectively, has been written down as excess and obsolete inventory. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Our write-down for excess and obsolete inventory was $576,000, $759,000 and $1.6 million for fiscal 2005, 2004, and 2003, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected.

Warranty Accruals

          The liability for product warranties, included in other accrued liabilities, was $14,000 as of September 30, 2005, compared with $31,000 as of September 30, 2004. See Note 9 to the Consolidated Financial Statements. Our products sold are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of sales based on associated material costs, and labor costs. The provision for product warranties issued during fiscal 2005, 2004 and 2003 was $14,000, $11,000 and $19,000, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Long-Lived Assets

          We monitor and evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. For purposes of estimating future cash flows from potentially impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Our long-lived assets subject to impairment are our property, plant and equipment and our intangible assets which had net carrying values of $24.9 million and $902,000, respectively at September 30, 2005. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change because the underlying assumptions, such as revenues and expenses, are based on projections that may differ from actual future results. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

Income Taxes

          At September 30, 2005, the unadjusted net book value of our deferred income tax assets totaled approximately $4.6 million, which was principally comprised of federal and state net operating loss carry-forwards and/or credit carryforwards and differences between the book and tax bases or our inventories. The provisions of SFAS No. 109 "Accounting for Income Taxes," require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. Our valuation allowance was increased by $447,000 during the year ended September 30, 2005. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic income tax benefits in future results of operations.


Results of Operations

          The following table sets forth statement of operations data and percentage of change for the twelve months ended September 30, 2005 and 2004:


                                                    Twelve Months Ended Sept 30,                                  %
                                             ---------------------------------------------------             ------------
                                                     2005                  2004                   Change        Change
--------------------------------------------------------------------------------------------------------------------------
REVENUE                                          $       55,978  100.0% $      57,143  100.0% $      (1,165)        -2.0%
COST OF REVENUE                                          34,326   61.3%        32,648   57.1%         1,678          5.1%
                                                 ---------------        --------------        ---------------

GROSS PROFIT                                             21,652   38.7%        24,495   42.9%        (2,843)       -11.6%

EXPENSES:
        Research and development                         14,621   26.1%        17,022   29.8%        (2,401)       -14.1%
        Selling and marketing                             4,710    8.4%         5,021    8.8%          (311)        -6.2%
        General and administrative                        5,012    9.0%         5,849   10.2%          (837)       -14.3%
                                                 ---------------        --------------        ---------------

                       Total expenses                    24,343   43.5%        27,892   48.8%        (3,549)       -12.7%

Gain from sale of real property                                                   942    1.6%
                                                 ---------------        --------------        ---------------

LOSS FROM OPERATIONS                                     (2,691)  -4.8%        (2,455)  -4.3%          (236)        -9.6%


OTHER INCOME, Net                                         3,633    6.5%         1,517    2.7%         2,116        139.5%
                                                 ---------------        --------------        ---------------
INCOME (LOSS) BEFORE INCOME TAXES                           942    1.7%          (938)  -1.6%         1,880        200.5%

INCOME TAXES                                                  1    0.0%           369    0.6%          (368)       -99.7%
                                                 ---------------        --------------        ---------------
NET INCOME (LOSS)                                $          941    1.7% $      (1,307)  -2.3% $       2,248        172.0%
                                                 ===============        ==============        ===============

Fiscal years ended September 30, 2005 and 2004

          Revenue - Revenue decreased 2.0% to $56.0 million in the fiscal year ended September 30, 2005 from $57.1 million in the fiscal year ended September 30, 2004. Revenue attributable to our top ten customers was approximately $1.9 million less in the fiscal year ended September 30, 2005 as compared to the year ended September 30, 2004. The most significant product decreases were in Receivers and Transmitters. This reflects slightly softer demand for our products as compared to fiscal 2004. We have also experienced pressure for price concessions from customers during the current fiscal year. We cannot assure you that our decrease in revenue will reverse in future periods, as the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

          The following table sets forth revenue attributable to each of our product groups as a percentage of revenue for the periods presented.

                                      Fiscal years ended September 30,
                                    ------------------------------------
                                        2004                     2005
                                    ------------------------------------
                Receivers
                                           7.2%                  5.1%
                Transceivers              83.0                  87.5
                Transmitters               9.0                   6.4
                Other                      0.8                   1.0
                                    ------------------------------------
                Revenue                    100.0%                100.0%

          Cost of Revenue - Cost of revenue increased 5.1% to $34.3 million in the fiscal year ended September 30, 2005 from $32.6 million in the fiscal year ended September 30, 2004. Gross margin decreased to 38.7% in the fiscal year ended September 30, 2005 from 42.9% in fiscal 2004. The decrease in gross margin was primarily due to the increase in cost of material to 40.6% as a percentage of revenues from 35.2 % of revenues in fiscal years ended September 30, 2005 and 2004, respectively. The most significant component of the increase in material cost was a decrease in inventory used in production in the fiscal year ended September 30, 2005 that was previously written down as excess inventory compared to the fiscal year ended September 30, 2004. The Company utilized approximately $2.6 million of inventory in production during fiscal 2005 that had previously been written down to zero, compared to

$5.2 million during fiscal 2004. This $2.6 million decrease in the use of written down inventory is approximately 4.6% as a percentage of the revenues for the current fiscal year.

          Research and Development - Research and development expenses decreased 14.1% to $14.6 million in the fiscal year ended September 30, 2005 from $17.0 million in the fiscal year ended September 30, 2004. This most significant components of the decrease were a decrease in bonus expense of $1.0 million, in supplies of $329,000 and in compensation and benefits of $799,000 related to the reduction in the number of employees in research and development. We do not expect the current year decrease in expense or any potential decrease in expense in fiscal 2006 to have a material impact on our ongoing research and development efforts.

          Sales and Marketing - Sales and marketing expenses decreased 6.2% to $4.7 million in the fiscal year ended September 30, 2005 from $5.0 million in the fiscal year ended September 30, 2004. The decrease was primarily due to a decrease in bonus expense. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

          General and Administrative - General and administrative expenses decreased 14.3% to $5.0 million in the fiscal year ended September 30, 2005 from $5.8 million in the fiscal year ended September 30, 2004. The decrease was primarily due to a decrease in bonus expense of $312,000 and a decrease in the Company's premiums for Directors' and Officers' insurance. Our general and administrative expenses may increase in absolute dollars in fiscal 2006 as compared to fiscal 2005 as a result of an increase in legal and consulting fees associated with analysis of strategic alternatives that have been undertaken by our management and board of directors.

          Gain from sale of real property - On June 30, 2004, the Company sold the building located in Chatsworth, California which was its former corporate headquarters and recognized a gain of $942,000. The net proceeds from this transaction were approximately $5.7 million.

          Other Income, net - Other income, net increased 139.5% to $3.6 million in the fiscal year ended September 30, 2005 from $1.5 million in the fiscal year ended September 30, 2004. The increase was due to an increase in investment income as a result of rising interest rates.

          Income Taxes - Income tax expense was $1,000 for the fiscal year ended September 30, 2005 compared to income tax expense of $369,000 for the fiscal year ended September 30, 2004. Income tax expense for the fiscal year ended September 30, 2005 was comprised of foreign taxes in the amount of $90,000 and federal alternative minimum taxes in the amount of $32,000 offset by a state income tax benefit of $121,000 related to current year estimated liability offset by prior year benefits taken in the current year. Income tax expense for the fiscal year ended September 30, 2004 was comprised of foreign taxes in the amount of $44,000, state income taxes in the amount of $133,000, and $192,000 resulting from an adjustment to prior year's net deferred tax assets.

          The following table sets forth statement of operations data and percentage of change for the twelve months ended September 30, 2004 and 2003:


                                                    Twelve Months Ended Sept 30,                                  %
                                             ---------------------------------------------------             ------------
                                                     2005                  2004                   Change        Change
--------------------------------------------------------------------------------------------------------------------------
REVENUE                                          $       57,143  100.0% $      38,880  100.0% $      18,263         47.0%
COST OF REVENUE                                          32,648   57.1%        25,048   64.4%         7,600         30.3%
                                                 ---------------        --------------        ---------------

GROSS PROFIT                                             24,495   42.9%        13,832   35.6%        10,663         77.1%

EXPENSES:
        Research and development                         17,022   29.8%        16,246   41.8%           776          4.8%
        Selling and marketing                             5,021    8.8%         4,562   11.7%           459         10.1%
        General and administrative                        5,849   10.2%         7,011   18.0%        (1,162)       -16.6%
                                                 ---------------        --------------        ---------------

                         Total expenses                  27,892   48.8%        27,819   71.6%            73          0.3%

Gain from sale of real property
                                                            942
                                                 ---------------        --------------        ---------------

LOSS FROM OPERATIONS
                                                         (2,455)  -4.3%       (13,987) -36.0%        11,532         82.4%

OTHER INCOME, Net                                         1,517    2.7%         1,834    4.7%          (317)       -17.3%
                                                 ---------------        --------------        ---------------

LOSS BEFORE INCOME TAXES
                                                           (938)  -1.6%       (12,153) -31.3%        11,215         92.3%

INCOME TAXES                                                369    0.6%        (1,952)  -5.0%         2,321        118.9%
                                                 ---------------        --------------        ---------------

NET LOSS                                         $       (1,307)  -2.3% $     (10,201) -26.2% $       8,894         87.2%
                                                 ===============        ==============        ===============

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

          The following table sets forth revenue attributable to each of our product groups as a percentage of revenue for the periods presented.

                                     Fiscal years ended September 30,
                                     -----------------------------------
                                            2003                2004
                                     -----------------------------------
                 Receivers                 10.8%                7.2%
                 Transceivers              72.7                 83.0
                 Transmitters              13.5                  9.0
                 Other                      3.0                  0.8
                                     -----------------------------------
                 Revenue                  100.0%               100.0%


          Cost of Revenue - Cost of revenue increased 30.3% to $32.6 million in the fiscal year ended September 30, 2004 from $25.0 million in the fiscal year ended September 30, 2003. The increase in cost of revenue is mainly due to the increase in sales volume. Gross margin increased to 42.9% in the fiscal year ended September 30, 2004 from 35.6% in the same period last year. The increase in gross margin was primarily due to a $1.5 million increase in inventory used in production in the fiscal year ended September 30, 2004 that was previously written down as excess inventory compared to the fiscal year ended September 30, 2003 and a decrease in overhead costs as a percentage of revenue in the fiscal year ended September 30, 2004 compared to the fiscal year ended September 30, 2003. The Company utilized approximately $5.2 million of inventory in production during fiscal 2004 that had previously been written down to zero, compared to $3.7 million during fiscal 2003.

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


                                                                 Three-Month Period Ended
                                   --------------------------------------------------------------------------------
                                   Dec. 31,  Mar. 31,  Jun. 30,   Sept. 30, Dec. 31,  Mar. 31,  Jun. 30,  Sept. 30,
                                      2003      2004      2004        2004     2004      2005      2005       2005
                                                          (In thousands, except per share data)
                                                          -------------------------------------
Revenue                            $ 13,769  $ 15,909   $ 14,299  $ 13,166  $ 14,023  $ 13,527  $ 13,621  $ 14,806
Cost of revenue                       8,185     8,777      7,770     7,916     8,558     8,991     8,300     8,476
                                   --------  --------  ---------  --------  --------  --------  --------  --------
Gross profit                          5,584     7,132      6,529     5,250     5,465     4,536     5,321     6,330
                                   --------  --------  ---------  --------  --------  --------  --------  --------

Operating Expenses:
  Research and development            4,253     4,565      4,152     4,052     3,727     3,918     3,510     3,467
  Sales and marketing                 1,348     1,330      1,153     1,190     1,201     1,252     1,120     1,137
  General and administrative         _1,596     1,628      1,504     1,121    _1,194     1,248     1,219     1,352
                                   --------  --------  ---------  --------  --------  --------  --------  --------
    Total operating expenses          7,197     7,523      6,809     6,363     6,122     6,418     5,849     5,956

Gain from sale of real property           0         0        942         0         0         0         0         0
                                   --------  --------  ---------  --------  --------  --------  --------  --------

Income (Loss) from operations        (1,613      (391)       662    (1,113)     (657)   (1,882)     (528)      374

Other income, net                       262       294        344       617       626       811       996     1,201
                                   --------  --------  ---------  --------  --------  --------  --------  --------
Income (loss) before income taxes    (1,351)      (97)     1,006      (496)      (31)   (1,071)      468     1,575


Income tax  provision                   192         0          0       177         0         0         0         1
                                   --------  --------  ---------  --------  --------  --------  --------  --------
Net income (loss)                  $ (1,543) $    (97) $   1,006  $   (673) $    (31) $ (1,071) $    468  $  1,574
                                   ========  ========  =========  ========  ========  ========  ========  ========


Earnings (loss) per share:
  Basic                            $ (0.01)  $ (0.00)  $  0.01    $ (0.01)  $ (0.00)  $ (0.01)  $ 0.00    $  0.01
  Diluted                          $ (0.01)  $ (0.00)  $  0.01    $ (0.01)  $ (0.00)  $ (0.01)  $ 0.00    $  0.01
Shares outstanding:
  Basic                             112,338   112,458    112,655   112,769   112,818   112,861   112,927   112,972
  Diluted                           112,338   112,458    113,938   112,769   112,818   112,861   113,754   113,834


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

Liquidity and Capital Resources

          As of September 30, 2005, our primary source of liquidity was our cash and cash equivalents balance of $84.0 million and $64.6 million of marketable securities, which consist primarily of United States treasury notes and treasury bonds. At September 30, 2004, we had $75.4 million in cash and cash equivalents balance and $75.1 million in marketable securities. The total of our cash and cash equivalents balance and our marketable securities balance decreased during the fiscal year primarily due to inventory purchases to support increasing backlog for our product which were partially offset by the increase in accounts payable.

Current assets and current liabilities

          Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through term loans and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of September 30, 2005, our working capital was $163 million with a current ratio of 15:1 compared to our working capital of $157.0 million with a current ratio of 14:1 as of September 30, 2004. Our working capital increased during the fiscal year primarily due to a $6.7 million increase in inventory and a $563,000 decrease in current liabilities. We believe that additional cash could be borrowed if necessary; however, our current cash flow from operations, cash and cash equivalents, and marketable securities, are expected to be sufficient to fund operations for the next 12 months.

          On June 30, 2004, we sold the building located in Chatsworth, California which was our former corporate headquarters. Net proceeds from this transaction were approximately $5.7 million.

          In August 2004, we fully repaid our long-term debt. As of September 30, 2005, there is no balance outstanding under our term loan agreement.

Cash flows provided by/(used in)

         The following table sets forth, for the periods indicated, selected consolidated cash flow information (dollars in thousands):


                                                                       Fiscal Year Ended
                                                                          September 30
                                                                ---------------------------------
                                                                2005         2004            2003
                                                                ----         ----            ----
         Operating Activities                               $(1,598)       $ 13,119     $   (284)
         Investing Activities                                 10,043        (1,462)      (19,839)
         Financing Activities                                    107        (1,129)         (408)
                                                            ----------     ----------   ---------
         Net increase (decrease) in cash and                $  8,552       $ 10,528     $(20,531)
         cash equivalents


          Cash used in operating activities during the fiscal year ended September 30, 2005 was primarily the result of a $6.7 million increase in inventory, particularly in the fourth fiscal quarter, to support a $5.1 million increase in backlog during the fiscal year. In addition, the cash flow statement indicates a reduction in accrued bonus of $2.5 million as we used cash to pay out fiscal 2004 based bonuses during fiscal 2005. These uses of cash were partially offset by net income and non-cash depreciation and amortization of $5.8 million as well as an increase in accounts payable of $2 million. Cash generated by operating activities during the previous fiscal year ended September 30, 2004 was primarily due to an income tax refund of $11.7 million. In the fiscal year ended September 30, 2003, the net loss was offset by non-cash depreciation as well as a decrease in inventory and increases in accounts payable and accrued expenses.

          Cash provided by investing activities during the fiscal year ended September 30, 2005 was primarily related to the maturation and conversion to cash and cash equivalents of marketable securities aggregating to $10.5 million. This was partially offset by $479,000 for purchases of property, plant and equipment, particularly machinery and equipment for manufacturing and engineering. The cash used in investing activities for the fiscal year ended September 30, 2004 was due to $5.4 million increase in marketable securities resulting from our purchases being greater than the maturities and $1.8 million in capital expenditures. This was partially offset by $5.7 million net proceeds from the sale of the building located in Chatsworth, California in the third quarter. In the fiscal year ended September 30, 2003, cash used in investing activities was due to the $10.0 million cash paid for acquisitions, a $6.4 million increase in marketable securities and $3.4 million in capital expenditures.

          Cash provided by financing activities during the fiscal year ended September 30, 2005 was from the issuance of stock for the exercise of employee stock options and stock plan purchases. During the fiscal year ended September 30, 2004, cash used by financing activities was due to $1.3 million retirement of long-term debt, partially offset by $207,000 provided by the issuance of common stock for the exercise of employee stock options and stock plan purchases. During the fiscal year ended September 30, 2003, cash used by financing activities was due to $489,000 retirement of long-term debt, partially offset by $81,000 provided by the issuance of common stock for the exercise of employee stock options and stock plan purchases.

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

          In addition, we may require additional capital to accommodate planned growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies. At this time we have no material commitments for capital expenditures.

Contractual Obligations

          The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at September 30, 2005. Other liabilities consists of remaining license payments due.

                                     Operating           Other
     Fiscal Year                        Leases     Liabilities           Total
                                     ---------     -----------     -----------
            2006                     $     206             200     $       406
            2007                            57             200             257
            Thereafter                     162                             162
                                     ---------     -----------     -----------
            Total                    $     425     $       400     $       825
                                     =========     ===========     ===========

          We also have purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $5.5 million for fiscal year ending September 30, 2006. In addition, total purchase commitments to related party for fiscal 2006 is $ 4.2 million. Based on our current operations, we believe that our current cash flow from operations, cash and cash equivalents, and marketable securities, are expected to be sufficient to meet all of the known requirements.

Inflation

          Inflation has not had a material adverse effect on our results of operations, however, our results of operations may be materially and adversely affected by inflation in the future.

Other Events

          We have no other events or off-balance sheet arrangements to disclose at September 30, 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

          We are currently exposed to interest rate risk on our investment portfolio.

          The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $84.0 million invested in money market and other interest bearing accounts. In addition, we have $64.6 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

          As of September 30, 2005, our investment in marketable securities had a weighted-average time to maturity of approximately 198 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three to ten months.

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

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The  information  required by this Item is included  in  "Proposal  1:
Elections of Directors", "Management", and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is included in the "Executive Compensation and Related Information" section of the our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this Item is included in the "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" sections of our Proxy Statement to be filed in connection with the our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is included in the "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" sections of our Proxy Statement to be filed in connection with the our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required by this Item is included in the "Ratification of Appointment of Independent Auditors" section of the our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a) Documents filed as part of this Report:

          1. Financial Statements. The following financial statements of Optical Communication Products, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:


                                                                                                                  Page
                                                                                                                  ----

Optical Communication Products Financial Statements
---------------------------------------------------
Report of Independent Registered Public Accounting Firm.........................................................     F-2
Balance Sheets at September 30, 2004 and 2005...................................................................     F-3
Statements of Operations for each of the three years in the period ended September 30, 2005.....................     F-4
Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2005...........     F-5
Statements of Cash Flows for each of the three years in the period ended September 30, 2005.....................     F-6
Notes to Financial Statements...................................................................................     F-7


          2. Financial Statement Schedule. The financial statement schedule of Optical Communication Products, Inc. is included below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

                 Schedule II- Valuation and Qualifying Accounts
              For the Year Ended September 30, 2003, 2004 and 2005


                                                    Balance at       Additions      (Deductions)
                                                   beginning of     charged to       recoveries      Balance at end
              Description                Period     period ($)      expense ($)          ($)         of period ($)
Allowance for Doubtful Accounts          2003             127,000          200,000          132,000           459,000
        and Sales Returns                2004             459,000           80,000          177,000           362,000
                                         2005             362,000          121,000           57,000           426,000

          3.  Exhibits.   The  following   Exhibits  are  attached   hereto  and
incorporated herein by reference:


   Exhibit
   Number                                            Exhibit Description
---------------------------------------------------------------------------------------------------------------
3.1*       Amended and Restated Certificate of Incorporation
3.2*       Bylaws
3.2.1***   Amendment Number One to Bylaws
4.1        See Exhibits 3.1, 3.2 and 3.2.1 for provisions of the  Certificate of  Incorporation  and Bylaws for
           the Registrant defining the rights of holders of common stock of the Registrant
4.2*       Specimen Stock Certificate
4.3 *      Standstill  and  Registration  Rights  Agreement,  dated as of October 26, 2000,  by and between the
           Registrant and The Furukawa Electric Co., Ltd.
10.1*+     2000 Stock Incentive Plan
10.2*+     Employee Stock Purchase Plan
10.3*      Form of Indemnification Agreement
10.5*+     Employment  Agreement,  dated  November 1, 1999, by and between the Registrant and Muoi Van Tran, as currently in effect
10.6*+     Employment Agreement, dated November 1, 1999, by and between the Registrant and Mohammad Ghorbanali, as currently in effect
10.7+      Employment Agreement, dated October 30, 2003, by and between the Registrant and Susie L. Nemeti, as currently in effect
10.8*+     Form of Stock Option  Agreement,  dated August 29, 2000, by and between the  Registrant  and each of
           Muoi Van Tran,  Mohammad  Ghorbanali  and Susie L. Nemeti  (including  a schedule  of  substantially identical terms)
10.9*+     Form of Stock Option Agreement,  dated June 28, 1993, by and between the Registrant and each of Muoi
           Van Tran, Mohammad  Ghorbanali and Susie L. Nemeti (including a schedule of substantially  identical terms)
10.10**    Master Purchase Agreement, dated October 1, 2003, by and between the Registrant and The Furukawa
           Electric Co., Ltd.
21.1*      List of Subsidiaries of the Registrant
23.1       Consent of Deloitte & Touche LLP
31.1       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
31.2       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
32.1       Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
           1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective November 2, 2000 (File No. 333-44862) under the same exhibit number, and is incorporated by reference herein.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
** Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2003 on December 24, 2003 and incorporated herein by reference.
*** Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2002 on December 27, 2002 and incorporated herein by reference.

(b) Exhibit Index:

See Exhibit index.

(c) Financial Statement Schedule:

See Financial statement schedule set forth in (a)(2) above

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodland Hills, State of California, on the 29th day of December, 2005.

                                   Optical Communication Products, Inc.

                                   By:   /s/ Muoi Van Tran
                                       ----------------------------------------
                                   Name:  Muoi Van Tran
                                   Title: President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


Signature                                 Title                                               Date
---------                                 -----                                               ----


--------------------------------------
/s/ Muoi Van Tran                         Chairman of the Board of Directors, Chief           December 29, 2005
--------------------------------------    Executive Officer and President (principal
Muoi Van Tran                             executive officer)



--------------------------------------
/s/ Susie L. Nemeti                       Chief Financial Officer (principal financial        December 29, 2005
--------------------------------------    and accounting officer)
Susie L. Nemeti

--------------------------------------
/s/ Stewart D. Personick                  Director                                            December 29, 2005
--------------------------------------
 Stewart D. Personick


--------------------------------------
/s/ Yukimasa Shiga                        Director                                            December 29, 2005
--------------------------------------
Yukimasa Shiga


--------------------------------------
/s/ / Hobart Birmingham                   Director                                            December 29, 2005
Hobart Birmingham
--------------------------------------


--------------------------------------
/s/ David Warnes                          Director                                            December 29, 2005
--------------------------------------
David Warnes


--------------------------------------
/s/ Haruki Ogoshi                         Director                                            December 29, 2005
--------------------------------------
Haruki Ogoshi


--------------------------------------
/s/ Arinobu Sato                          Director                                            December 29, 2005
--------------------------------------
Arinobu Sato

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                  Page
                                                                                                                  ----

Report of Independent Registered Public Accounting Firm.........................................................     F-2
Balance Sheets at September 30, 2004 and 2005...................................................................     F-3
Statements of Operations for each of the three years in the period ended September 30, 2005.....................     F-4
Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2005...........     F-5
Statements of Cash Flows for each of the three years in the period ended September 30, 2005.....................     F-6
Notes to Financial Statements...................................................................................     F-7

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Optical Communication Products, Inc.
Woodland Hills, California


         We have audited the accompanying balance sheets of Optical Communication Products, Inc. (the "Company") as of September 30, 2004 and 2005, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Los Angeles, California
December 29, 2005

OPTICAL COMMUNICATION PRODUCTS, INC.
OPTICAL COMMUNICATION PRODUCTS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2005 (in thousands, except share and per share amounts)



                                                                                              September 30,
                                                                                            2004          2005
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                            $     75,423   $     83,975
  Marketable securities                                                                      75,131         64,645
  Accounts receivable less allowance for doubtful accounts and sales
    returns of $362 and $426 in 2004 and 2005, respectively                                   8,566          9,481
  Inventories                                                                                 8,649         15,318
  Prepaid expenses and other current assets                                                   1,118          1,017
                                                                                       ------------   ------------
           Total current assets                                                             168,887        174,436

Property, plant and equipment, net                                                           29,278         24,914
Intangible assets, net                                                                        1,802            902
                                                                                       ------------   ------------
TOTAL                                                                                  $    199,967   $    200,252
                                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                          $ 1,136   $      3,169
  Accounts payable to related parties                                                         3,325          4,095
  Accrued payroll related expenses                                                            2,025          1,112
  Accrued bonus                                                                               4,451          1,916
  Other accrued expenses                                                                      1,212          1,322
  Income taxes payable                                                                          158            130
                                                                                       ------------   ------------
           Total current liabilities                                                         12,307         11,744
                                                                                       ------------   ------------
OTHER LONG-TERM LIABILITIES                                                                     400            200
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.001 par value; 200,000,000 shares authorized,
    46,771,927 and 46,903,871 shares outstanding at September 30, 2004
    and 2005, respectively.                                                                      47             47
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    September 30, 2004 and 2005, respectively.                                                   66             66
  Additional paid-in capital                                                                132,917        133,024
  Retained earnings                                                                          54,230         55,171
                                                                                        ------------   ------------
           Total stockholders' equity                                                       187,260        188,308
                                                                                       ------------   ------------
TOTAL                                                                                  $    199,967   $    200,252
                                                                                       ============   ============

    The accompanying notes are an integral part of the financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2003, 2004, AND 2005 (In thousands, except per share amounts)



                                                                                    2003             2004            2005

REVENUE                                                                           $     38,880     $     57,143   $     55,978

COST OF REVENUE                                                                         25,048           32,648         34,326
                                                                                  ------------     ------------   ------------
GROSS PROFIT                                                                           13,832           24,495          21,652
                                                                                  ------------     ------------   ------------
EXPENSES:
  Research and development                                                              16,246           17,022         14,621
  Selling and marketing                                                                  4,562            5,021          4,710
  General and administrative (including stock compensation expense
    of $1,292 for year ended September 30, 2003)                                         7,011            5,849          5,012
                                                                                  ------------     ------------   ------------
           Total expenses                                                               27,819           27,892         24,343
                                                                                  ------------     ------------   ------------
Gain from sale of real property                                                             0              942               0
                                                                                  ------------     ------------   ------------
LOSS FROM OPERATIONS                                                                   (13,987)          (2,455)        (2,691)

OTHER INCOME, NET                                                                        1,834            1,517          3,633
                                                                                  ------------     ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                                                      (12,153)            (938)           942

INCOME TAX (BENEFIT) PROVISION                                                          (1,952)            369              1
                                                                                  ------------     ------------   ------------

NET INCOME (LOSS)                                                                 $    (10,201)    $     (1,307)  $        941
                                                                                  ============     ============   ============

BASIC EARNINGS (LOSS) PER SHARE                                                   $      (0.09)    $      (0.01)  $       0.01

DILUTED EARNINGS (LOSS) PER SHARE                                                 $      (0.09)    $      (0.01)  $       0.01

BASIC SHARES OUTSTANDING                                                               111,074          112,553        112,894

DILUTED SHARES OUTSTANDING                                                             111,074          112,553        113,810


    The accompanying notes are an integral part of the financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2003, 2004, AND 2005 (In thousands, except share data)
--------------------------------------------------------------------------------


                                          Common Stock
                                      --------------------      Paid-in   Retained
                                         Shares     Amount      Capital   Earnings    Total

BALANCE, OCTOBER 1, 2002                109,035,110 $   109   $   131,350  $ 65,737  $197,196

  Net loss                                                                  (10,201)  (10,201)
  Issuance of common stock for exercise
    of stock options and employee stock
    purchase plan                         3,262,175       3            78                  81
  Tax benefit from exercise of
    non-qualified stock options                                     1,303               1,303
  Stock option compensation expense                                   (19)                (19)
                                        ----------- -------   -----------  --------  --------
BALANCE, SEPTEMBER 30, 2003             112,297,285     112       132,712    55,536   188,360

  Net loss                                                                   (1,307)   (1,307)
  Issuance of common stock for exercise
    of stock options and employee stock
    purchase plan                           474,642       1           205                 206

                                        ----------- -------   -----------  --------  --------
BALANCE, SEPTEMBER 30, 2004             112,771,927     113       132,917    54,230   187,260

  Net income                                                                    941       941
  Issuance of common stock for exercise
    of stock options and employee stock
    purchase plan                           209,480                   107                 107

                                        ----------- -------   -----------  --------  --------
BALANCE, SEPTEMBER 30, 2005             112,981,407 $   113   $   133,024  $ 55,171  $188,308
                                        =========== =======   ===========  ========  ========

    The accompanying notes are an integral part of the financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003, 2004, AND 2005 (in thousands)
--------------------------------------------------------------------------------


                                                                                    2003            2004             2005
OPERATING ACTIVITIES:
  Net income (loss)                                                             $   (10,201)    $    (1,307)      $       941
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                     5,642           5,383             5,807
    Amortization of premium (discount) on marketable securities                       1,543             959               (36)
    Gain from sale of real property                                                       -            (942)                -
    Tax benefit from exercise of non-qualified stock options                          1,303               -                 -
    Stock option compensation expense                                                   (19)              -                 -
    Changes in operating assets and liabilities:
      Accounts receivable                                                            (3,497)         (1,606)             (914)
      Income taxes receivable                                                       (10,735)         11,743
      Inventories                                                                     2,123          (3,057)           (6,670)
      Deferred income taxes                                                           9,138               -                 -
      Prepaid expense and other assets                                                   25            (242)              100
      Accounts payable                                                                  515            (104)            1,970
      Accounts payable to related parties                                             1,031           2,264               771
      Accrued payroll and benefits                                                      556             608              (913)
      Accrued bonuses                                                                 2,131              18            (2,535)
      Other accrued expenses                                                            403            (530)              110
      Income taxes payable                                                              (92)            132               (29)
      Other long-term liabilities                                                      (150)           (200)             (200)
                                                                                -----------     -----------       -----------
           Net cash provided by (used in) operating activities                         (284)         13,119            (1,598)
                                                                                -----------     -----------       -----------
INVESTING ACTIVITIES:
  Purchase of marketable securities                                                 (71,424)        (70,435)          (69,478)
  Maturities of marketable securities                                                65,000          65,000            80,000
  Net proceeds from sale of real property                                                 -           5,693                 -
  Purchase of property, plant and equipment                                          (3,410)         (1,774)             (479)
   Cash paid for acquisitions                                                       (10,005)             -                  -
                                                                                -----------     -----------       -----------
           Net cash provided by (used in) investing activities                      (19,839)         (1,462)           10,043
                                                                                -----------     -----------       -----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                 (489)         (1,335)                -
  Issuance of common stock                                                              81             206                107
                                                                                -----------     -----------       -----------
           Net cash provided by (used in) financing activities                         (408)         (1,129)              107
                                                                                -----------     -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (20,531)         10,528             8,552

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         85,426          64,895            75,423
                                                                                -----------     -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $    64,895     $    75,423       $    83,975
                                                                                ===========     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for interest expense                                $        54     $        36       $        22
  Cash paid (received) during the year for income taxes, net                    $    (1,567)    $   (11,522)      $       110

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Purchase of property, plant and equipment through accounts payable            $        31     $        71       $        63

    The accompanying notes are an integral part of the financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. GENERAL INFORMATION

         The accompanying financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company"), includes its balance sheets as of September 30, 2004 and 2005 and reflects the results of its operations for the years ended September 30, 2003, 2004 and 2005. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owns 58.4% of the Company's capital stock at September 30, 2005, which accounts for 93.4% of the combined voting power of all of the Company's outstanding common stock.

         Operations - The Company operates in one industry segment, which includes the design and manufacture of fiber optic components. The Company's products consist of optical transmitters, receivers, transceivers and transponders which convert electronic signals into optical signals and back to electronic signals.

         The Company sells its products to communication equipment manufacturers or CEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for the CEMs and to distributors. For financial reporting purposes, the Company considers its direct sales customers to be either CEMs, CMs or distributors who place purchase orders with the Company directly. Revenue from the Company's largest direct sale customer amounted to 11.0% and 11.1% for the years ended September 30, 2003 and 2004, respectively, and less than 10.0% for the year ended September 30, 2005.

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

          Marketable Securities - Marketable securities represent United States treasury notes and treasury bonds with an original maturity of greater than three months. These securities are classified as held to maturity because the Company has the intent and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value and the amount of the write-down would be accounted for as a realized loss. Maturities on held-to-maturity marketable debt securities range from three to ten months.

          Investments in marketable securities were as follows:


                                                                   Unrealized    Unrealized
         Type of Security             Book/Cost     Fair Value       gains        (losses)
---------------------------------------------------------------------------------------------
                                                         (in thousands)
United States Treasury Notes
     2004                           $       75,131  $     74,959    $         -  $       (172)
     2005                                   64,645        64,489              -          (156)

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

         Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to thirty-nine years, using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or estimated useful life. Significant improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

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

         Earnings per Share - Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the treasury stock method for stock options.

         Revenue Recognition - The Company recognizes revenue from product sales upon shipment, as shipments are FOB shipping point, assuming collectibility of the resulting receivable is probable. The history of sales returns is analyzed in order to reasonably estimate an allowance for sales returns.

         Research and Development Costs - Costs associated with the development of new products are charged to expense when incurred.

         Common Stock - At September 30, 2005, the Company had two classes of common stock with a par value of $0.001 per share. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company's outstanding Class B common stock.

         Fair Value of Financial Instruments - The recorded values of marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. Other liabilities, consisting of the long-term portion of licensing fee payments, approximate fair value based on the constant, contract based payment schedule over their remaining two year term. The Company has no other long-term debt at September 30, 2005.

         Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and accounts receivable. The Company sells products and extends credit to customers, primarily in the United States, and periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses. The direct sales customer with the largest accounts receivable amounted to $1,745,000 (19.5%) and $1,352,000 (13.8%) at September 30, 2004 and 2005, respectively. For the fiscal years ended September 30, 2003 and 2004, respectively, one customer accounted for approximately 11.0% and 11.1% of our total revenue. No other direct sales customer accounted for more than 10.0% of our total revenue for the fiscal years ended September 30, 2003 and 2004 and no direct sales customer accounted for more than 10% of our total revenue for the fiscal year ended September 30, 2005.

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

         Stock Based Compensation - The Company accounts for its employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company's September 30, 2003 operating results include compensation expense related to the repurchase of stock from certain executives of the Company. All options granted have an exercise price equal to the quoted market price of the underlying common stock on the date of grant. The following table illustrates the effect on the operating results and per share amounts if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No.

         148 Accounting for Stock-Based Compensation--Transition and Disclosure an amendment of FASB Statement No. 123 had been applied to stock-based employee compensation:


                                                                                     Year Ended September 30,
                                                                            2003               2004                 2005
                                                                               (in thousands, except per share amounts)
Net income (loss):
  As reported                                                           $   (10,201)       $    (1,307)        $         941
   Add: The stock-based employee compensation cost, net
   of related tax effects, included in the determination of
   net income (loss) as reported                                                852
   Deduct:  Total stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                                    (6,972)             (6,118)                (974)
                                                                       --------------------------------------------------------
  Pro forma net loss                                                    $   (16,321)       $     (7,425)       $         (33)
                                                                       ========================================================
Basic income (loss) per share
  As reported                                                           $     (0.09)       $      (0.01)       $        0.01
  Pro forma                                                             $     (0.15)       $      (0.07)       $       (0.00)

Diluted income (loss) per share
  As reported                                                           $     (0.09)       $      (0.01)       $        0.01
  Pro forma                                                             $     (0.15)       $      (0.07)       $       (0.00)

         The fair value of each option grant estimated on the date of grant used to compute pro forma net income (loss) and pro forma net income (loss) per share is estimated using the Black-Scholes option pricing model. The following assumptions were used in completing the model:

                                                      September 30,
                                            ------------------------------
                                             2003         2004       2005

Dividend yield                                  0 %         0 %        0 %
Expected volatility                           104 %        99 %       91 %
Risk-free rate of return                     3.67 %      3.98 %     4.15 %
Expected life (years)                         8.2         8.1        8.0

         Recent Accounting Pronouncements

         In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities and unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during the first fiscal year that begins after June 15, 2005. The Company is currently assessing the impact of adopting SFAS 151.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R Share-Based Payment that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005 the SEC changed the effective date for SFAS 123R to the first fiscal year that begins after June 15, 2005. We will adopt SFAS No. 123R in the quarter ending December 31, 2005. The Company is in the process of determining the method of adoption and the effect of adopting SFAS No. 123R.

         In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operation and financial condition but does not expect it to have a material impact.

         Reclassifications - Certain reclassifications have been made in the prior periods to conform to the current period presentation.

3. ACQUISITIONS

         On October 9, 2002, the Company acquired certain assets of Cielo Communications, Inc., a research and design company located in Broomfield, Colorado, focused on creating VCSEL technology for fiber optic communication networks for a cash purchase price and direct costs of $6.6 million. The purchase price included the acquisition of capital equipment and intellectual property. The Company refers to this location as the "Colorado facility".

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

4. INVENTORIES

         Inventories consist of the following:

                                                           September 30,
                                                  ------------------------------
                                                        2004           2005
                                                           (in thousands)

Raw materials                                       $     4,911    $    8,393
Work-in-process                                           2,927         5,094
Finished goods                                              811         1,831
                                                    -----------    ----------
Total                                               $     8,649    $   15,318
                                                    ===========    ==========

5. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                    September 30,        Useful
                                           ----------------------------  Lives
                                              2004            2005
                                                 (in thousands)

Land                                       $     6,729   $    6,729
Buildings                                       14,949       14,949     39 years
Machinery and equipment                         19,965       20,419      5 years
Furniture and fixtures                             382          382      5 years
Computer hardware and software                   1,592        1,681      3 years
Leasehold improvements                             181          181      9 years
                                           -----------   ----------
                                                43,798       44,341
Less: accumulated depreciation                 (14,520)     (19,427)
                                           -----------   ----------
Total                                      $    29,278   $   24,914
                                           ===========   ==========


         Depreciation and amortization expense for fixed assets for 2003, 2004 and 2005 was approximately $4,778,000, $4,483,000 and $4,907,000 respectively.

         On June 8, 2001, the Company purchased land and a 145,720 square foot building in Woodland Hills, California for the purchase price of $18,750,000. The Company is occupying an aggregate of approximately 89,000 square feet and currently leases an aggregate of 41,400 square feet of this building to one unrelated party under a lease agreement expiring February 2006. In fiscal 2003, fiscal 2004 and the first 8 months of fiscal 2005, the Company had two lessees. Rental income from leases was $398,000, $473,000 and $399,000 for the fiscal years ended September 30, 2003, 2004 and 2005, respectively. Rental income is included in other income in the accompanying financial statements. Future rental income is expected to be $163,000 in 2006.

         On June 30, 2004, the Company sold the building located in Chatsworth, California which was its former corporate headquarters and recognized a gain of $942,000. The net proceeds from this transaction were approximately $5.7 million.

6. INTANGIBLE ASSETS

         The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from potentially impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company completed an impairment test of the Company's long-lived assets during the fourth quarter of the fiscal year ended September 30, 2005 and no impairment was identified. The following sets forth the intangible assets by major asset class:

                                                                Weighted Average
                                              September 30,       Amortization
                                          2004            2005        Period
                                        ----------------------------------------
                                             (in thousands)          (Years)

Licensing Fees                         $    2,000  $    2,000          3.5
Accumulated Amortization                   (1,534)     (2,000)

Patents                                       950         950          5.0
Accumulated Amortization                     (364)       (554)

Acquired Technology                         1,216       1,216          5.0
Accumulated Amortization                     (466)       (710)
                                       -----------------------
Total intangible assets                $    1,802  $      902
                                       ==========  ==========

         Aggregate amortization expense related to intangible assets was approximately $864,000, $900,000 and $900,000 for the years ended September 30, 2003, 2004 and 2005, respectively. There was no impairment loss recorded during fiscal years 2003, 2004 or 2005.

         Following is a summary of future amortization expense in each of the next three fiscal years.

                                                                  (in thousands)

fiscal 2006                                                                433
fiscal 2007                                                                433
fiscal 2008                                                                 36
                                                                   -----------
                                                                   $       902
                                                                  ============

7. LONG-TERM DEBT

         Term Loan - The term loan was used to fund the purchase of the Company's land and building located in Chatsworth, California. The term loan bore interest on the amount outstanding at various time intervals based on the Company's election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.80%. This term loan was fully paid in August 2004 and the Company has no other term loans outstanding.


8. EARNINGS PER SHARE

         The following is a calculation of basic and diluted earnings per share ("EPS"):


                                                                                            Year Ended September 30,
                                                                             ------------------------------------------------------
                                                                                2003                2004                 2005
                                                                                     (in thousands, except per share data)
         BASIC EPS COMPUTATION:
         Net income (loss) applicable to common stock                         $ (10,201)          $  (1,307)          $     941
                                                                              =========           =========           =========

         Weighted average common shares outstanding                             111,074             112,553             112,894
                                                                              ---------           ---------           ---------
         Basic earnings (loss) per share                                      $   (0.09)          $   (0.01)          $    0.01
                                                                              =========           =========           =========
         DILUTED EPS COMPUTATION:
         Net income (loss) applicable to common stock                         $ (10,201)          $  (1,307)          $     941
                                                                              =========           =========           =========
         Weighted average common shares outstanding                             111,074             112,553             112,894
         Effect of diluted securities:
              Common stock options                                                 -                   -                    916
                                                                              ---------           ---------           ---------
         Diluted shares outstanding                                             111,074             112,553             113,810
                                                                              =========           =========           =========
         Diluted earnings (loss) per share                                    $   (0.09)          $   (0.01)          $    0.01
                                                                              =========           =========           =========

         The weighted average diluted common shares outstanding for years ended September 30, 2003, 2004, and 2005 excludes the dilutive effect of approximately 5,974,306, 5,561,188 and 5,930,364 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's Common Stock during the fiscal year or as a result of the Company's net loss.

9. COMMITMENTS AND CONTINGENCIES

         Operating Leases - The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable either monthly, semiannually, annually or for five years. Rent expense for these leases for the years ended September 30, 2003, 2004, and 2005 was $488,000, $516,000 and $ 508,000, respectively.


         The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at September 30, 2005:

         (in thousands)
         Fiscal Year
              2006                                               $  206
              2007                                                   57
              2008                                                   42
              2009                                                   42
              2010                                                   42
              Thereafter                                             36
                                                                 ------
         Total minimum lease payments                           $   425
                                                                =======



         Legal Proceedings - On April 12, 2002, the Company resolved its patent infringement litigation with Stratos Lightwave, Inc. ("Stratos"). As part of the settlement, the Company entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term. At the end of the five-year term, the Company has the option to renegotiate with Stratos for an extension of the license. As of September 30, 2005, the remaining amount the Company is required to pay under the settlement is $400,000 which will be payable annually in equal installments in the next two years. Accordingly, $200,000 is included in other accrued expenses and the remaining outstanding balance of $200,000 is included in the Other Long Term Liabilities in the 2005 balance sheet.

         We are not currently involved in any material legal proceedings. We are not aware of any other material legal proceedings threatened or pending against us. From time to time, however, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business.

         Purchase Commitments - As of September 30, 2005, the Company has entered into purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $5.5 million for fiscal year ending September 30, 2006. In addition, total purchase commitments to a related party is $4.2 million for fiscal 2006.

         Warranty Accruals - The Company provides a warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve.


                                                    Balance at       Additions                          Balance at
                                        Fiscal      beginning of     charged to                           end of
                                          year        period          expense       (Deductions)          period
               Warranty Reserve           2003        $   43,000      $    19,000    $    (16,000)        $ 46,000
                                          2004        $   46,000      $    11,000    $    (26,000)        $ 31,000
                                          2005        $   31,000      $    14,000    $    (31,000)        $ 14,000


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

         Preferred and Common Stock - On October 27, 2000, the Company reincorporated in Delaware and created two new classes of common stock with a par value of $0.001 per share. All of the Company's outstanding shares of common stock and convertible preferred stock automatically converted into shares of Class A and Class B common stock, respectively. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. As of September 30, 2005 Furukawa owns all 66,000,000 shares of the Company's outstanding Class B common stock, which accounts for 93.4% of the combined voting power of all of the Company's outstanding common stock.

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

         On May 1, 2003, the Company purchased in a private sale 829,746 shares of its Class A common stock from Muoi Van Tran, the Company's Chief Executive Officer and President and 536,833 shares of its Class A common stock from Mohammad Ghorbanali, the Company's Chief Operating Officer and Vice President of Technical Operations. In each case, the purchase price was $0.96 per share, representing a 12% discount relative to the closing price of the Company's stock on May 1, 2003, resulting in an aggregate cash payment of approximately $1,312,000. The stock repurchased by the Company was purchased within six months from the exercise of stock options and therefore compensation expense of $1,311,000 has been recorded for the net cash paid for the shares less the intrinsic value of the options on the original grant date.

         There were 5,739,146 shares available for future grant under the Company's 2000 Stock Incentive Plan at September 30, 2005. Stock option activity, including the options granted outside the plans, is as follows:


                                                                                                    Weighted
                                                                  Number       Exercise Price        Average
                                                                of Options       per Option       Exercise Price

Options outstanding - September 30, 2002                         11,977,050     0.0003 to 17.38           5.78
  Options granted                                                   946,504        0.68 to 2.29           1.02
  Options exercised                                              (3,186,651)     0.0003 to 0.39          0.007
  Options canceled*                                              (1,843,555)    0.0003 to 17.38           1.25
                                                             ---------------- ------------------- --------------

Options outstanding - September 30, 2003                          7,893,348     0.0562 to 17.38           8.60
  Options granted                                                   451,140        1.69 to 4.05           2.98
  Options exercised                                                (370,710)      0.562 to 2.57           0.29
  Options canceled                                                 (224,997)      0.68 to 13.38           4.87
                                                             ---------------- ------------------- --------------

Options outstanding - September 30, 2004                          7,748,781    $0.100 to $17.38     $     8.78
  Options granted                                                   647,316        1.58 to 2.30           1.99
  Options exercised                                                (121,122)       0.10 to 2.06           0.43
  Options canceled                                                 (283,093)      0.90 to 17.38           5.53
                                                             ---------------- ------------------- --------------

Options outstanding - September 30, 2005                          7,991,882    $0.100 to $17.38     $     8.49
                                                             ================ =================== ==============

         * Cancelled options include 1,366,579 options repurchased by the Company from two executive officers. These options were granted outside of the Company's stock option plan.

         The  following   table   summarizes   information   regarding   options
         outstanding at September 30, 2005:


                                  Options Outstanding                                  Options Exercisable
                            ---------------------------------------------------------------------------------------
                                             Weighted Average     Weighted                             Weighted
        Range of                Number          Remaining          Average           Shares            Average
    Exercise Prices           Outstanding    Contractual Life   Exercise Price     Exercisable      Exercise Price
  $0.00 - $1.71                  1,309,451          5.3          $    0.6646           981,492     $       0.5608
  $1.81 - $3.50                  1,475,796          8.4          $    2.2877           459,635     $       2.3279
  $3.56 - $5.15                     37,000          7.1          $    3.9054            19,250     $       3.9574
  $8.05 - $9.72                     67,520          5.8          $    8.4200            67,520     $       8.4200
  $11.00 - $11.14                4,034,915          4.9          $   11.0000         4,034,915     $      11.0000
  $13.38 - $17.38                1,067,200          5.3          $   17.3575         1,067,200     $      17.3575
                              ------------      -------          -----------       -----------     --------------

                                 7,991,882          5.7          $    8.4928         6,630,012     $       9.8309
                              ============      =======          ===========       ===========     ==============

         The weighted average estimated fair value of options granted in 2003, 2004, and 2005 was $1.00 $3.00 and $1.66, respectively. The total number of shares exercisable were 5,686,086, 6,093,018 and 6,630,012 as of September 30, 2003, 2004 and 2005, respectively.

11. PROFIT SHARING PLAN

         The Company has a deferred cash and profit sharing plan covering all employees, subject to certain participation and vesting requirements. The plan provides that the Company will partially match employees contributions or provide discretionary contributions up to a certain amount. Total contributions by the Company were $1,462,000 and
         1,254,000 for the years ended September 30, 2003 and 2004, respectively. The Company has $354,000 accrued for year ended September 30, 2005 contributions.

12. INCOME TAXES

         The components of income tax (benefit) expense are as follows:


                                                                             Year Ended September 30,
                                                                -------------------------------------------------
                                                                       2003            2004           2005
                                                                                   (in thousands)

Current:
   Federal                                                       $     (12,408)  $        192   $          32
   State                                                                    19            133            (121)
   Foreign                                                                  26             44              90
                                                                 -------------   -------------  -------------
Total current                                                          (12,363)           369               1
                                                                 -------------   -------------  -------------
Effect of non-qualified stock option exercises
   upon inome taxes currently payable                                    1,273              0               0

Deferred:
   Federal                                                               7,453              0               0
   State                                                                 1,685              0               0
                                                                 -------------   -------------  -------------
Total deferred                                                           9,138              0               0
                                                                 -------------   -------------  -------------
(Benefit) provision for income taxes                             $      (1,952)  $        369  $            1
                                                                 =============   =============  =============

         The components of deferred income taxes are as follows:

                                                                 September 30,
                                                      ----------------------------------
                                                         2003        2004        2005
Allowance for doubtful accounts                         $  195      $  247      $  177
Uniform capitalization and obsolete inventory            1,542       1,145       1,059
State NOL and credit carry-forwards                      1,738       1,742       1,138
Federal credit carry-forwards                                0         698       1,160
Depreciation                                              (259)        464       1,012
Other                                                      246         194         391
                                                        -------     -------      ------

Net deferred tax asset                                   3,462       4,490       4,937
Valuation allowance                                     (3,462)     (4,490)     (4,937)
                                                        -------     -------     ------

Net deferred tax asset                                  $    -      $    -      $    -
                                                        =======     =======     ======

Valuation allowance at beginning of period                   0      (3,462)     (4,490)
Valuation allowance at end of period                    (3,462)     (4,490)     (4,937)
                                                        -------     -------     ------
Change in valuation allowance during period             (3,462)     (1,028)       (447)







          A reconciliation of the Company's (benefit) provision for income taxes to the U.S. federal statutory rate is as follows (in thousands):

                                                                  Year Ended September 30,
                                     -----------------------------------------------------------------------------------
                                                  2003                       2004                         2005
                                     --------------------------- --------------------------- ---------------------------
                                         Amount          %            Amount        %          Amount         %
(Benefit) provision for income taxes
   at statutory rate                    $ (4,254)       (35.0)%       $ (328)      (35.0)%     $  330        35.0%
State taxes, net of federal
   benefit                                 1,107          9.1             86         9.2           61         6.5
Federal valuation allowance                1,373         11.3            413        44.0        1,059       112.4
Research and development credit                                                                (1,257)     (133.5)
Adjustment of prior year tax                                             192        20.5         (141)      (15.0)
Other                                       (178)        (1.5)             6         0.6          (51)       (5.4)
                                         --------       ------        ------       -----       ------      ------

                                         $(1,952)       (16.1)%       $  369        39.3%      $    1           0%
                                         ========      =======       =======      ======       ======      ======

         The Company has state net operating loss carryforwards and tax credits of approximately $14,800,000 and $180,000, respectively, which expire through 2011 and 2013, respectively. The Company has federal research and development credit carryforwards of approximately $1,160,000, which will begin to expire in 2024.


13.   RELATED PARTY TRANSACTIONS

         The Company is a subsidiary of Furukawa Electric North America, which is a wholly owned subsidiary of Furukawa. Three members of the Company's board of directors are Furukawa executives. The Company's related party transactions occur between itself and other Furukawa owned subsidiaries and affiliates.

         The Company sells fiber optic components and purchases raw materials from some of these entities in the regular course of business. Sales of fiber optic subsystems and modules to related parties amounted to $481,000, $218,000 and $46,000 for the years ended September 30, 2003,
         2004, and 2005, respectively. Purchases of raw materials from related parties amounted to $6,690,000, $13,285,000 and $14,911,000 for the years ended September 30, 2003, 2004, and 2005, respectively. Accounts receivable due from related parties were $7,000 and $5,000 at September 30, 2004 and 2005, respectively. Accounts payable to related parties were $3,325,000 and $4,095,000 at September 30, 2004 and 2005,
         respectively. No management fees were paid in the fiscal years ended September 30, 2003, 2004, and 2005.

14.   SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one reportable segment, which includes the design and manufacture of fiber optic subsystems and modules. The following are summaries of sales to geographic areas based on the location of the entity purchasing the Company's products and sales for each of the components within the segment. Sales are by region unless a particular country represents 5% or more of the Company's revenues in fiscal 2005:

                                                                           September 30,
                                                           --------------------------------------------
                                                              2003             2004             2005
                                                                          (in thousands)
Revenue by Geographical Area:
  United States                                             $ 19,933         $ 26,358         $ 26,051
  China                                                        1,662            6,708            7,956
  Canada                                                       3,578            6,004            5,935
  Israel                                                       3,129            7,639            2,974
  Thailand                                                     -                1,745            2,893
  Asia                                                         4,733            1,263              968
  Europe                                                       5,565            7,148            7,974
  Other                                                          280              278            1,227
                                                            --------         --------         --------

                                                            $ 38,880         $ 57,143         $ 55,978
                                                            ========         ========         ========

Long lived assets, net, by Geographical Area:
  United States                                             $ 38,932         $ 30,791         $ 25,656
  Europe                                                         491              289              160
                                                            --------         --------         --------

                                                            $ 39,423         $ 31,080         $ 25,816
                                                            ========         ========         ========

Revenue by Component:
  Receivers                                                 $  4,208         $  4,164         $  2,872
  Transceivers                                                28,249           47,601           48,892
  Transmitters                                                 5,254            5,140            3,558
  PTC                                                          -                -                  317
  Other                                                        1,169              238              339
                                                            --------         --------         --------

                                                            $ 38,880         $ 57,143         $ 55,978
                                                            ========         ========         ========


15.   SUBSEQUENT EVENT

         The Company expects to cease operations at its Colorado facility, effective January 31, 2006, because the cost of Fabry-Perot lasers has been decreasing, making 1300 nm VCSEL technology less attractive as a cost-effective replacement, and because of the delay in development of the next generation of optical modules. The net book value of the Colorado facility long-lived assets, including intangible assets, as of December 29, 2005 is approximately $985,000.

                                INDEX TO EXHIBITS

Exhibit
Number                             Exhibit Description
--------------------------------------------------------------------------------
3.1*       Amended and Restated Certificate of Incorporation
3.2*       Bylaws
3.2.1***   Amendment Number One to Bylaws
4.1 See Exhibits 3.1, 3.2 and 3.2.1 for provisions of the Certificate of Incorporation and Bylaws for the Registrant defining the rights of holders of common stock of the Registrant
4.2*       Specimen Stock Certificate
4.3*       Standstill and Registration Rights Agreement, dated as of October
           26, 2000, by and between the Registrant and The Furukawa Electric Co., Ltd.
10.1*+     2000 Stock Incentive Plan
10.2*+     Employee Stock Purchase Plan
10.3*      Form of Indemnification Agreement
10.5*+ Employment Agreement, dated November 1, 1999, by and between the Registrant and Muoi Van Tran, as currently in effect
10.6*+ Employment Agreement, dated November 1, 1999, by and between the Registrant and Mohammad Ghorbanali, as currently in effect
10.7+ Employment Agreement, dated October 30, 2003, by and between the Registrant and Susie L. Nemeti, as currently in effect
10.8*+ Form of Stock Option Agreement, dated August 29, 2000, by and between the Registrant and each of Muoi Van Tran, Mohammad Ghorbanali and Susie L. Nemeti (including a schedule of substantially identical terms)
10.9*+ Form of Stock Option Agreement, dated June 28, 1993, by and between the Registrant and each of Muoi Van Tran, Mohammad Ghorbanali and Susie L. Nemeti (including a schedule of substantially identical terms)
10.10** Master Purchase Agreement, dated October 1, 2003, by and between the Registrant and The Furukawa Electric Co., Ltd.
21.1*      List of Subsidiaries of the Registrant
23.1       Independent Registered Public Accounting Firm Consent
31.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective November 2, 2000 (File No. 333-44862) under the same exhibit number, and is incorporated by reference herein.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
** Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2003 on December 24, 2003 and incorporated herein by reference.
*** Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2002 on December 27, 2002 and incorporated herein by reference.