Form 10-Q
period 2005-12-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2006-02-14
CIK 1122668

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2005

                                       or

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange
Act).

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer  |X|

         The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of January 31, 2006, there were approximately 47,120,608 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.

===============================================================================

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2005


                                                                           PAGE
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of December 31, 2005 and
         September 30, 2005 ...................................................1

         Statements of Operations for the Three Months Ended
         December 31, 2005 and 2004............................................2

         Statements of Cash Flows for the Three Months Ended
         December 31, 2005 and 2004............................................3

         Notes to Financial Statements.........................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............32

Item 4.  Controls and Procedures..............................................33

                        PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings....................................................34

Item 5.  Other Information....................................................34

Item 6.  Exhibits and Reports on Form 8-K.....................................34

Signature.....................................................................35

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

                                                                                December 31,     September 30,
                                                                                     2005             2005
---------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                                     $   76,977         $  83,975
  Marketable securities                                                             69,597            64,645
  Accounts receivable less allowance for doubtful accounts and sales
    returns of $408 at December 31, 2005 and $426 at September 30, 2005             10,751             9,481
  Inventories                                                                       17,931            15,318
  Deferred income taxes                                                                385                 -
  Prepaid expenses and other current assets                                            899             1,017
                                                                                ----------        ----------

           Total current assets                                                    176,540           174,436


Property, plant and equipment, net                                                  24,117            24,914
Intangible assets, net                                                                 794               902
                                                                                ----------         ---------

TOTAL ASSETS                                                                    $  201,451         $ 200,252
                                                                                ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $2,719             3,169
  Accounts payable to related party                                                  3,962             4,095
  Accrued payroll & benefits                                                         1,536             1,112
  Accrued bonus                                                                      1,308             1,916
  Other accrued expenses                                                             1,521             1,322
  Income taxes payable                                                                 454               130
                                                                                ----------         ---------

           Total current liabilities                                                11,500            11,744
                                                                                ----------         ---------
OTHER LONG-TERM LIABILITIES                                                            200               200
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.001 par  value; 200,000,000 shares authorized,
    47,077,448 and 46,903,871 shares outstanding at December 31, 2005
    and September 30, 2005, respectively.                                               47                47
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    December 31, 2005 and September 30, 2005                                            66                66
  Additional paid-in-capital                                                       133,375           133,024
  Retained earnings                                                                 56,263            55,171
                                                                                ----------        ----------
           Total stockholders' equity                                              189,751           188,308
                                                                                ----------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  201,451        $  200,252
                                                                                ==========         =========

                       See Notes to Financials Statements.

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                Three Months Ended December 31,
                                              ---------------------------------

                                                        2005             2004
--------------------------------------------------------------------------------

REVENUE                                            $   17,749        $   14,023

COST OF REVENUE                                        11,440             8,558
                                                   ----------         ---------

GROSS PROFIT                                            6,309             5,465
                                                   ----------        ----------

EXPENSES:
  Research and development                              3,262             3,727
  Selling and marketing                                 1,190             1,201
  General and administrative                            2,112             1,194
                                                   ----------        ----------
           Total expenses                               6,564             6,122
                                                   ----------        ----------
LOSS FROM OPERATIONS                                    (255)              (657)

OTHER INCOME, Net                                       1,382               626
                                                   ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                       1,127               (31)

INCOME TAX PROVISION                                        35                 0
                                                   -----------        ---------
NET INCOME (LOSS)                                  $     1,092        $     (31)
                                                   ===========        =========
BASIC EARNINGS (LOSS) PER SHARE                    $      0.01        $   (0.00)
                                                   ===========        =========
DILUTED EARNINGS (LOSS) PER SHARE                  $      0.01        $   (0.00)
                                                   ===========        =========
BASIC SHARES OUTSTANDING                               113,027          112,818
                                                   ===========        =========
DILUTED SHARES OUTSTANDING                             113,326          112,818
                                                   ===========        =========


                              See notes to financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                       Three Months Ended December 31,
                                                                      ----------------------------------
                                                                        2005              2004
--------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income (loss)                                                  $   1,092         $     (31)

  Adjustments  to  reconcile  net  income (loss) to net
    cash used in  operating activities:
    Depreciation and amortization of property,
     plant and equipment                                                  912              1,271
    Amortization of intangibles                                           108                225
    Amortization of (discount) premium on marketable
     securities                                                          (185)               103
    Stock-based compensation expense                                      240                  -
    Deferred income taxes                                                (385)                 -
    Changes in operating assets and liabilities:
      Accounts receivable, net                                         (1,270)               (63)
      Inventories                                                      (2,613)            (1,488)
      Prepaid expense and other assets                                    118                291
      Accounts payable                                                   (450)               469
      Accounts payable to related parties                                (133)               503
      Accrued payroll and benefits                                        424
      Accrued bonuses                                                    (608)            (2,166)
      Other accrued expenses and income taxes payable                     523               (772)
                                                                    -----------        -----------
Net cash used in operating activities                                  (2,227)            (1,658)
                                                                    -----------        -----------
Investing Activities:
Purchase of marketable securities                                     (14,767)            (4,967)
Maturities of marketable securities                                    10,000             15,000
Purchase of property, plant and equipment                                (115)               (76)
                                                                    -----------        -----------

Net cash (used in) provided by investing activities                    (4,882)             9,957
                                                                    -----------        -----------
Financing Activities:
Issuance of common stock                                                  111                 71
                                                                    -----------        -----------
(Decrease) increase in cash and cash equivalents                       (6,998)             8,370

Cash and cash equivalents, beginning of period                         83,975             75,423
                                                                    -----------        -----------

Cash and cash equivalents end of period                                76,977             83,793
                                                                    ===========        ===========
Supplemental disclosures of cash flow information:
  Cash paid during period for:
      Interest                                                      $       -          $       -
      Income taxes                                                  $       -          $       -


                       See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of December 31, 2005 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the annual report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2005. The results of operations for the period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 58.4% of the Company's common stock at December 31, 2005, which accounts for 93.4% of the combined voting power of all of the Company's outstanding stock.

      Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 151, Inventory Costs. SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities and unallocated overheads are recognized as an expense in the period in which they arc incurred. In addition, other items such as abnormal freight, handling costs and amounts of wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company implemented SFAS 151 during the quarter ended December 31, 2005 and the adoption of SFAS 151 did not have a material impact.

      On November 2005, the FASB issued Staff Position 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operation and financial condition but does not expect it to have a material impact.

2.    STOCK-BASED COMPENSATION

      On December 16, 2004, the FASB issued Statement 123 (revised 2004) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No.

      25, Accounting for Stock Issued to Employees. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company implemented SFAS 123(R) in the current quarter ended December 31, 2005.

      The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the quarter ended December 31, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

      Periods prior to the adoption of SFAS 123(R)

      Prior to the adoption of SFAS 123(R), the Company provided the disclosure required under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." The Company generally did not recognize stock-based compensation expense in its statements of operations for periods prior to the adoption of SFAS 123(R) as options are generally granted at an exercise price equal to the market value of the underlying stock on the date of grant.



      The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the company's stock-based compensation plans prior to the adoption date. For purposes of this pro forma disclosure, the value of options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three months ended December 31, 2005 are not presented because stock-based compensation was accounted for under SFAS 123(R)'s fair-value method during this current period.



                                                Three Months Ended December 31,
                                                             2004
                                               --------------------------------
                                                         (in thousands,
                                                         except per share
                                                           amounts)

      Net Loss
        As reported:                                    $            (31)

        Deduct total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards, net of related tax
        effects:                                                    (997)
                                                        ------------------
        Proforma                                        $         (1,028)
                                                        ------------------
                                                        ------------------

      Basic loss per share
        As reported                                     $          (0.00)
        Pro forma                                       $          (0.01)

      Diluted loss per share
        As reported                                     $          (0.00)
        Pro forma                                       $          (0.01)


      Adoption of SFAS 123(R)

      During the quarter ended December 31, 2005, the company recorded stock-based compensation expense in accordance with SFAS 123(R), adopted on October 1, 2005. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options on their date of grant using a Black-Scholes fair value model amortized on a straight-line basis over the vesting period of the options. The adoption period coincides with the beginning of the current quarter. No prior periods have been restated. The effect of recording stock-based compensation for the three month period ended December 31, 2005 was as follows:



                                                 Three months ended December 31,
                                                                 2005
                                                                 ----
                                                      (in thousands, except per
                                                            share amounts)

      Stock-based compensation expense by type of award
        Employee stock options                             $            232
        Employee stock purchase plan                                      8
                                                         -------------------
      Total stock-based compensation expense               $            240
      Tax effect on stock-based compensation expense                      0
                                                         -------------------
      Net effect on net income                             $            240

      Effect on earnings per share
        Basic earnings per share                           $           0.00
        Diluted earnings per share                         $           0.00





      As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest based on a 25% estimated forfeiture rate.

      During the quarter ended December 31, 2005, the Company accelerated certain unvested stock options and recognized approximately $52,000 of stock-based compensation expense related to this modification of terms.

      Stock Options

      The Company's 2000 Stock Incentive Plan authorizes 12,121,680 options for grant and provides that options may have a maximum contractual term of 10 years, and become exercisable and vest in increments. The normal vesting is 25% per year. However, the vesting period can vary. All options under this plan are granted with the exercise price equal to the fair market value of the Company's common stock on the date of grant. During the three months ended December 31, 2005, the Company granted 195,228 stock options with an estimated total grant-date fair market value of approximately $313,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest will be approximately 25% of the grant date fair market value. During the three months ended
      December 31, 2005, the Company recorded stock-based compensation related to stock options of $232,000 for all unvested options granted prior to and all options granted after the adoption of SFAS 123(R).

      Employee Stock Purchase Plan (ESPP)

      The Company has an Employee Stock Purchase Plan that allows employees to purchase a limited amount of the Company's common stock at a 15% discount to a defined fair market value. The stock-based compensation cost related to the plan for the three months ended December 31, 2005 was $8,000. This cost is amortized on a straight-line basis over a weighted-average period of approximately 1 year.

      Valuation assumptions



                                           Three month ended December 31,


                                               2005            2004
                                               ----            ----

      Dividend yield                             0%               0%
      Expected volatility                       89%              96%
      Risk-free rate of return                4.52%            4.04%
      Expected life (years)                    8.0              8.7


      Expected Volatility: The fair value of stock-based awards made through the quarter ended December 31, 2005 were valued using the Black-Scholes valuation method with a volatility factor based on the Company's historical stock prices.

      Risk-free Rate of Return: The Company based the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected life.

      Expected Life: The Company's expected life represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards.

      Estimating Forfeitures: The Company uses historical forfeiture experience to derive an estimated rate of forfeiture. Compensation expense for any period, as derived using the Black-Scholes valuation method, is adjusted based on this estimated rate of forfeiture.

      The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

      Stock Option Activity

      There were 5,791,638 shares available for future grant under the Company's 2000 Stock Incentive Plan at December 31, 2005. The following is a summary of stock option activity during the three months ended December 31, 2005:



                                                                             Exercise Price per     Weighted Average
                                                        Number of Options          Option            Exercise Price

Options outstanding- September 30, 2005                       7,991,882       $0.100 to $17.38          $   8.49
Options granted                                                 195,228         1.87 to 2.41                1.94
Options exercised                                               (63,024)        0.39 to 1.71                1.02
Options canceled                                               (227,295)        0.68 to 17.38               4.69
                                                            -------------    ------------------        ----------
Options outstanding - December 31, 2005                       7,896,791       $0.100 to $17.38          $   8.49
                                                         ================    ==================        ==========

          The following table summarizes information regarding options outstanding at December 31, 2005:



                                         Options Outstanding                             Options Exercisable
                       --------------------------------------------------------- -------------------------------------

                                              Weighted Average
Range of Exercise               Number             Remaining         Weight Average        Shares         Weight Average
  Prices                      Outstanding        Contractual Life     Exercise Price      Exercisable      Exercise Price
                          ------------------ ------------------ ------------------- ---------------- --------------------


$0.00 - $1.69**                1,190,322          4.9             $     0.6325         1,029,158       $     0.5689
$1.81 - $3.31**                1,577,484          8.3             $     2.2266           453,270       $     2.3290
$3.56 - $4.55                     34,250          7.0             $     3.9331            28,000       $     3.9867
$8.05 - $9.72                     51,480          5.6             $     8.3095            51,480       $     8.3095
$11.00 - $17.38                5,043,255          5.0             $    12.3410         5,043,255       $    12.3410
                               ---------          ---             ------------         ---------       ------------
                               7,896,791          5.5             $     8.4929         6,605,163       $     9.7529
                              ==========          ===             ============         =========       ============


      ** The aggregate intrinsic value for options outstanding and exercisable options outstanding at December 31, 2005 was $2,367,107 and $1,873,349, respectively.

      The weighted average estimated grant date fair value per share of options granted during the three months ended December 31, 2005 was $1.60. The total intrinsic value of options exercised during the three months ended December 31, 2005 was $80,000.


      ESPP Activity

      There were a total of 33,017 shares of the Company's common stock issued at a weighted average purchase price of $1.41 pursuant to the employee stock purchase plan during the three months ended December 31, 2005. There are a total of 76,449 shares available for future issuance under the plan at December 31, 2005.

      Non-vested Options

      As of December 31, 2005, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be substantially amortized in full by September 30, 2009. The total unrecognized compensation expense was approximately $1.9 million at September 30, 2005.

3.    INVENTORIES

      Inventories consist of the following (in thousands):



                                                      December 31,             September 30,
                                                          2005                      2005

      ---------------------------------------------------------------------------------------------
      Raw materials                                   $    9,882               $      8,393
      Work-in-process                                      6,328                      5,094
      Finished goods                                       1,721                      1,831
                                                      ----------               ------------
      Total inventories                               $   17,931               $     15,318
                                                      ==========                ===========


4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following (in thousands):

                                                     December 31,             September 30,
                                                         2005                      2005
                                                                                                           Useful Lives
      --------------------------------------------------------------------------------------------------------------------

      Land                                            $    6,729               $      6,729
      Buildings and improvements                          14,949                     14,949                   39 years
      Machinery and equipment                             20,529                     20,419                    5 years
      Computer hardware and software                       1,686                      1,681                    3 years
      Furniture and fixtures                                 382                        382                    5 years
      Leasehold improvements                                 181                        181                    9 years
                                                      ----------               -------------
                                                          44,456                     44,341
      Less accumulated depreciation                       20,339                     19,427
                                                      ----------               -------------
                                                      $   24,117               $     24,914
                                                      ==========               ============


5.    INTANGIBLE ASSETS

      The Company's intangible assets by major asset class are as follows:





                                                                    Weighted
                                                As of                Average
                                     December 31,    September 30, Amortization
                                         2005            2005        Period
                                     -------------------------------------------
                                                                     (Years from
                                           (in thousands)             inception)
      Patents
        Accumulated Amortization           950         950               5.0
                                           601        (554)
      Acquired Technology                1,216       1,216               5.0
        Accumulated Amortization          (771)       (710)
                                        -------------------
      Total intangible assets, net      $  794     $   902
                                        ========   ========


      Aggregate   amortization   expense   related  to  intangible   assets  was
      approximately $108,000 and $225,000 for the three months ended December 31, 2005 and 2004, respectively.

      Following is a summary of future amortization expense in each of the next three fiscal years.

                                                       (in thousands)

      Remaining nine months fiscal 2006                  $      325
      Fiscal 2007                                               433
      Fiscal 2008                                                36
                                                         -----------
                                                         $      794
                                                         ===========

6.    EARNINGS (LOSS) PER SHARE

      The following is a calculation of basic and diluted earnings (loss) per share ("EPS"):


                                                  Three Months Ended December 31,
                                               -------------------------------------
                                                      2005              2004
                                               (in thousands, except per share data)

------------------------------------------------------------------------------------
BASIC EPS COMPUTATION:
Net income (loss) applicable to common stock       $   1,092         $     (31)
                                                   ---------         ---------
Weighted average common shares outstanding           113,027           112,818
                                                   ---------         ---------
Basic earnings (loss) per share                    $    0.01         $   (0.00)
                                                   =========        ==========


DILUTED EPS COMPUTATION:
Net income (loss) applicable to common stock        $  1,092               (31)
                                                   ---------        ----------
Diluted weighted average shares outstanding          113,326           112,818
                                                   ---------        ----------
Diluted earnings (loss) per share                   $   0.01         $   (0.00)
                                                   =========        ==========


      The weighted average diluted common shares outstanding for the three months ended December 31, 2005 and December 31, 2004 excludes the dilutive effect of approximately 5,513,668 and 5,782,295 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's common stock during the period or due to a net operating loss for the period.

7.    COMMITMENTS AND CONTINGENCIES

      Operating Leases

      The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the three months ended December 31, 2005 and 2004 was $139,000 and $135,000, respectively.

      Following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2005:

      (in thousands)

      ---------------------------------------------------------
      nine months ending September 30, 2006           $   172
      2007                                                 57
      2008                                                 42
      2009                                                 42
      2010                                                 42
      Thereafter                                           36
     ----------------------------------------------------------
      Total minimum lease payments                    $   391
     ----------------------------------------------------------

      Warranty Accruals

      The Company provides a standard warranty of its products from defects in materials and workmanship. The standard warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve.


                                Balance at       Additions                      Balance at
                                beginning        charged to                       end of
      Warranty Reserve           period           expense       (Deductions)      period
      Three months ended:
      December 31, 2004         $ 31,000       $    3,000        $  (8,000)       $ 26,000
      December 31, 2005         $ 14,000       $   36,000        $ (10,000)       $ 40,000



8.    SUBSEQUENT EVENT

      Colorado Facility

      The Company permanently ceased the operations of its Broomfield, Colorado facility, a research and design facility where the Company had been focused on creating VCSEL technology for fiber optic communication networks, on January 31, 2006. The Company decided to cease the operation of its Colorado facility because the cost of Fabry-Perot lasers has been decreasing, making 1300 nm VCSEL technology less attractive as a cost-effective replacement, and because of the delay in development of the market for the next generation of optical modules. As a result, the Company will cease the immediate development of products based on 1300 nm VCSEL technology. In the short-term, the closure will result in cost savings for the Company in the range of approximately $500,000 to $1.0 million per quarter. The Company has derived immaterial revenues from its operations at the Colorado facility.

      On February 10, 2006, the Company entered into an agreement with The Furukawa Electric Co., Ltd., the Company's majority stockholder, to sell certain assets located at the Colorado facility related to VCSEL technology. The Company also granted Furukawa a non-exclusive, royalty-bearing license to use and exploit intellectual property related to the VCSEL technology. Under the terms of the license, Furukawa would pay the Company a royalty on sales of certain products utilizing the 1300nm VCSEL chip technology. Total cash consideration was $1 million, in addition to the potential royalty payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed below in this Report under "Risk Factors" and elsewhere in this Report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended September 30, 2005.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, valuation of excess and obsolete inventory, warranty accruals, long-lived assets, SFAS 123(R) fair market value calculations for stock-based compensation and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Financial Statements.

Allowance for Doubtful Accounts and Sales Returns

      Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $10.8 million and $9.5 million as of December 31, 2005 and September 30, 2005, respectively. The allowance for doubtful accounts and sales returns as of December 31, 2005 was $408,000, compared with $426,000 as of September 30, 2005. The allowance is based on our assessment of the collectability of customer accounts and potential returns. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer's ability to pay and historical customer returns. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to deviate from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-downs

      Our inventory balance was $17.9 million as of December 31, 2005, compared with $15.3 million as of September 30, 2005. At December 31, 2005 and September 30, 2005, inventory with a historical cost of $8.5 million and $9.0 million, respectively, was written down as excess and obsolete inventory. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. We operate in a highly-volatile industry with high and unpredictable rates of inventory obsolescence. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We do not necessarily discard written down inventory and have, periodically, discovered that written down inventory was not obsolete or excess, as previously estimated. In those situations, the written down inventory is sold and reflected in cost of sales at the new written down basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected.

Warranty Accruals

      The   liability  for  product   warranties,   included  in  other  accrued
liabilities, was $40,000 as of December 31, 2005, compared with $14,000 as of September 30, 2005. Our products sold are generally covered by a warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of sales based on associated material costs, and labor costs on a historical basis. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than the expectations on which the accrual has been based, our gross margin could be adversely affected.

Long-Lived Assets

      We monitor and evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our long-lived assets subject to impairment are our property, plant and equipment and our intangible assets which had net carrying values of $24.1 million and $794,000, respectively, at December 31, 2005. At our September 30, 2005 year-end, we estimated that undiscounted future cash flows would be sufficient to recover the value of our long-lived assets. However, these estimates of future cash flows are subject to change. Should these estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

Stock-based Compensation

      During the quarter ended December 31, 2005, the company recorded stock-based compensation expense of $240,000 in accordance with SFAS 123(R), adopted on October 1, 2005. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options on their date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. In addition, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest based on a 25% estimated forfeiture rate. These assumptions represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

Income Taxes

      At December 31, 2005, the unadjusted net book value of our deferred income tax assets totaled approximately $4.9 million, which was principally comprised of federal and state net operating loss carry-forwards and/or credit carry-forwards and differences between the book and tax bases of our inventories. The provisions of SFAS No. 109 "Accounting for Income Taxes," require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. During the quarter ended December 31, 2005, we released valuation allowance to the extent of our quarterly federal tax expense, as it is more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences will be realized. We expect to continue releasing the valuation allowance attributable to federal tax-based deferred tax assets on a quarterly basis to the extent of our federal tax expense and maintain the remaining valuation allowance until sufficient evidence exists to support full reversal of the valuation allowance on all deferred tax assets.

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

      Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.4% of our outstanding shares of common stock and 93.3% of the combined voting power of all of our outstanding common stock as of the fiscal quarter ended December 31, 2005. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a one-year Master Purchase Agreement, which we entered into with Furukawa on October 1, 2003. This Agreement renews automatically on October 1 of each year unless it is terminated upon written notice by either Furukawa or us prior to renewal. This agreement was automatically renewed on October 1, 2005.

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


      We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to communication equipment manufacturers, or CEMs, their contract manufacturers, or CMs, who incorporate them into systems they assemble for CEMs, and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 71.7% and 70.7% of our total revenue for the quarters ended December 31, 2005 and 2004, respectively. Huawei Technologies and Alcatel (including sales to each of their CMs), accounted for approximately 16.3% and 16.2%, respectively, of our total revenue for the quarter ended December 31, 2005. Cisco Systems and Alcatel (including sales to each of their CMs), accounted for approximately 18.1% and 12.1%, respectively, of our total revenue for the quarter ended December 31, 2004. No other end-user customer accounted for more than 10.0% of our total revenue for the quarters ended December 31, 2005 or 2004. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future.

      We also ship directly to CMs who place purchase orders with us directly. No such direct customer accounted for more than 10.0% of our total revenue for the quarters ended December 31, 2005 or 2004. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty and on short notice.

      The unfavorable economic conditions in the United States that began in 2001 detrimentally affected the U.S. manufacturing industry, particularly sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers at the time indicated that there was a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce then-existing inventories. Based on these and other factors, some of our customers reduced, modified, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. Despite an improvement in general economic conditions in the United States since that time, capital spending by service providers in the fiber optic communications industry on network infrastructure has remained substantially below pre-2001 levels. During the first quarter of fiscal 2006, we have seen a higher level of activity from our customers which resulted in an increase in new orders compare to previous quarters. We cannot provide any assurance that the increase in customer activity will continue or that our business will not be negatively impacted in the future as a result of our customers' declining business activities.

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

      Sales and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, commissions paid to sales personnel and independent manufacturers' representatives, marketing and promotion costs. We may expand our sales and marketing operations and efforts in order to increase sales and market awareness of our products. We believe that investment in sales and marketing is critical to our success and that these expenses may increase in future periods.

      General and administrative expenses consist primarily of salaries, stock compensation and related expenses for our administrative, finance, information systems and human resources personnel, professional fees and other corporate expenses. Our legal and consulting fees may increase as a result of our analysis of strategic alternatives, including future market opportunities that may be pursued by our management and board of directors. As a result, our general and administrative expenses in absolute dollars may continue to increase in future periods.

Results of Operations - Comparison of Three Months Ended December 31, 2005 and 2004

      The following table sets forth statement of operations data and percentage of change for the periods indicated (in thousands):






                                                    Three Months Ended December 31,                                %
                                           --------------------------------------------------
                                                    2005                   2004                    Change        Change
                                           ---------------------------------------------------   ------------  -----------
REVENUE                                    $     17,749   100.0%     $    14,023      100.0%         3,726          26.6%
COST OF REVENUE                                  11,440    64.5%           8,558       61.0%         2,882          33.7%
                                           ------------              -----------

GROSS PROFIT                                      6,309    35.5%           5,465       39.0%           844          15.4%
                                           ------------              -----------

EXPENSES:
      Research and development                    3,262    18.4%           3,727       26.6%          (465)        -12.5%
      Selling and marketing                       1,190     6.7%           1,201        8.6%           (11)         -0.9%
                                           ------------              -----------
      General and administrative                  2,112    11.9%           1,194        8.5%           918          76.9%
                                           ------------              ----------
Total expenses                                    6,564    37.0%           6,122       43.7%           442           7.2%
                                           ------------              -----------

LOSS FROM OPERATIONS                              (255)    -1.4%           (657)       -4.7%           402         -61.2%

OTHER INCOME, Net                                 1,382     7.8%             626        4.5%           756         120.8%
                                           ------------              -----------
INCOME (LOSS) BEFORE INCOME TAXES                 1,127     6.3%            (31)       -0.2%         1,158       -3,735.5%

INCOME TAXES                                         35     0.2%               -        0.0%            35           N/A
                                           ------------              -----------
INCOME (LOSS)                              $      1,092     6.2%            (31)       -0.2%         1,123       -3,622.6%



         Revenue - Revenue increased 26.6% to $17.7 million in the quarter ended December 31, 2005 from $14.0 million in the quarter ended December 31, 2004. This increase was due predominantly to an increase in demand from our existing customers. Revenue attributable to our top ten customers was approximately $2.7 million more in the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004. The most significant product increase was in Transceivers. We continue to experience pressure from customers to make price reductions. We cannot assure you that our increase in revenue will continue in future periods, as the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price reductions.

      The following table sets forth revenue attributable to each of our product groups for the periods presented (in thousands).


                                          Three months ended December 31,
                                 -----------------------------------------------
                                           2005                     2004
                                 ----------------------   ----------------------
         Transceivers                15,354       86.5%        11,666      83.2%
         Transmitters                 1,370        7.7%         1,244       8.9%
         Receivers                      933        5.3%         1,033       7.4%
         Other                           92        0.5%            80       0.6%
                                 -----------------------------------------------
                                     17,749      100.0%        14,023     100.0%


         Cost of Revenue - Cost of revenue increased 33.7% to $11.4 million in the quarter ended December 31, 2005 from $8.6 million in the quarter ended December 31, 2004. Gross margin decreased to 35.5% from 39.0% during this period. The decrease in gross margin was primarily due to an increase in material costs as a percent of revenue to 42.6% from 39.0% for the quarters ended December 31, 2005 and 2004, respectively. Changes in product mix and increased raw material costs are the primary factors contributing to increases in material cost as a percentage of revenue and such factors may continue to impact gross margin in the future. In addition, direct labor as a percentage of revenue increased to 4.9% from 4.1% for the quarters ended December 31, 2005 and 2004, respectively. These increases were partially offset by a decrease in overhead costs as a percent of revenue to 17.0% from 17.9% and an increase in usage of previously written down inventory of $829,000 from $563,000, for the quarters ended December 31, 2005 and 2004, respectively.

         Research and Development - Research and development expenses decreased 12.5% to $3.3 million in the quarter ended December 31, 2005 from $3.7 million in the quarter ended December 31, 2004. This decrease was primarily due to a decrease in the number of engineering staff members to 63 members in the quarter ended December 31, 2005 from 76 members in the quarter ended December 31, 2004 and an approximate $200,000 decrease in depreciation expense for fully depreciated engineering equipment at our Colorado facility. Research and development expenses in the current quarter ended December 31, 2005 include approximately $122,000 of non-cash stock-based compensation expense. We ceased operations at our Colorado facility on January 31, 2006 and the closure will result in cost savings for the Company in the range of approximately $500,000 to $1.0 million per quarter. Although we do not expect any of these factors to have a material impact on our research and development efforts in the near future, we cannot be absolutely certain of its potential impact in the longer term basis.

         Sales and Marketing - Sales and marketing expenses remained unchanged at $1.2 million for the quarters ended December 31, 2005 and 2004. A small decrease in salaries was offset by a revenue related increase in commissions paid to outside sales representatives. We believe that investment in sales and marketing is critical to our success and believe that these expenses may increase in absolute dollars in the future.

         General and Administrative - General and administrative expenses increased 76.9% to $2.1 million in the quarter ended December 31, 2005 from $1.2 million in the quarter ended December 31, 2004. The increase of $918,000 was due a $620,000 increase in professional services as a result of the analysis of strategic alternatives being conducted by our management and board of directors and an increase of $93,000 non-cash stock-based compensation expense as a result of implementation of SFAR 123(R) during the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004.

         Other Income, net - Other income, net increased 120.8% to $1.4 million in the quarter ended December 31, 2005 from $626,000 in the quarter ended December 31, 2004. This increase was primarily due to an increase in investment income as a result of rising interest rates.

         Income Taxes - Income tax expense was $35,000 for the quarter ended December 31, 2005 and was comprised of foreign taxes in the amount of $28,000 and state income taxes of $7,000. There was no income tax provision recorded for the quarter ended December 31, 2004 due to the loss position and valuation allowance recorded against net deferred tax assets. There is no federal tax expense recorded during the quarter ended December 31, 2005 as we released valuation allowance to the extent of our quarterly federal tax expense, as it is more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences will be realized.

Liquidity and Capital Resources

         As of December 31, 2005, our primary source of liquidity was our cash and cash equivalents balance of $77.0 million and our marketable securities balance of $69.6 million, which consists primarily of United States Treasury notes and bonds. At September 30, 2005, we had $84.0 million in cash and cash equivalents and $64.6 million in current marketable securities.

         Current assets and current liabilities

         Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of December 31, 2005, our working capital was $165.0 million with a current ratio of 15:1 compared to our working capital of $163 million with a current ratio of 15:1 as of September 30, 2005. Our net income contributed to the increase in working capital during the three months ended December 31, 2005. In addition, our revenues, accounts receivable and inventory increased as a result of higher level of activity and new orders from our customers during this period. We believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, and marketable securities are expected to be sufficient to fund operations for the next twelve months.

         Cash flows provided by/ (used in)

         The following table sets forth, for the periods indicated, selected cash flow information (dollars in thousands):


                                                        Three Months Ended
                                                            December 31
                                                   -----------------------------
                                                     2005                2004
                                                     ----                ----
      Operating Activities                          $(2,227)            $(1,658)
      Investing Activities                           (4,882)              9,957
      Financing Activities                              111                  71
                                                   ----------           --------
      Net increase in cash and cash equivalents     $(6,998)            $ 8,370

         During the three months ended December 31, 2005, cash used in operating activities was primarily the result of increases in accounts receivable and inventory which more than offset net income. During the three months ended December 31, 2004, cash used by operations was the result of an increase in inventories, decreases in accrued bonus and other accrued expenses, and the net loss after adding back the adjustments for depreciation and amortization. These were partially offset by increases in accounts payable and accounts payable to related parties.

         During the three months ended December 31, 2005, cash used in investing activities was primarily the result of the purchase of marketable securities net of the maturation for a net of $4.8 million. Purchases of property, plant and equipment were $115,000. During the three months ended December 31, 2004, cash provided by investing activities was primarily the result of the maturation of marketable securities, net of the purchase of marketable securities for a net of $10.0 million.

         During the three months ended December 31, 2005 and December 31, 2004, cash provided by financing activities was from the exercise of stock options.

         We believe that our existing cash, cash equivalents and marketable securities on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Contractual Obligations

         There have been no material changes to the contractual obligations as of September 30, 2005 disclosed in our Form 10-K filed with the SEC on December 29, 2005.

Recent Accounting Pronouncements

         See Note 1, "Recent Accounting Pronouncements," in the notes to Financial Statements herein.

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

         Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN applications. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 89%, and 88% of our revenue for the three months ended December 31, 2005, and 2004, respectively.

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

If we are unable to protect our proprietary technology, this technology could be appropriated, which would make it difficult for us to compete in our industry.

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

         Our properties and business operations are subject to a wide variety of federal, state and local environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances. We may be required to incur substantial costs to comply with current or future legal requirements. In addition, if we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. We believe our properties and business operations are in compliance with applicable environmental laws. We do not anticipate any material capital expenditures for environmental control activities for the 2006 fiscal year.

We face risks associated with our international operations that could prevent us from marketing and distributing our products internationally.

         Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 47.6%, and 42.4% of our revenue for the three months ended December 31, 2005, and 2004, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. One of our objectives is to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

         In addition, international operations are subject to other risks, including:

         o greater difficulty in accounts reeivable collection and longer collection periods;

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

         We have historically relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in this manner in the future. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement. We cannot assure you that Furukawa will renew the Agreement upon its expiration on September 30, 2006 or whether it will continue to provide services and components to us, or even if they will continue to provide services and components to us, whether they will supply them in sufficient quantities, at prices and otherwise on terms and conditions which are acceptable to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components.

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

         Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of January 31, 2006 represented 93.4% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

         We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and report on its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of September 30, 2007. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, including the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have an adverse effect on our business, results of operations and financial condition.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are currently exposed to interest rate risk on our investment portfolio. We do not have any term loan debt as of December 31, 2005.

         The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $77.0 million, the majority of which is invested in money market and other interest bearing accounts. In addition, we have $69.6 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

         As of December 31, 2005, our investment in marketable securities had a weighted-average time to maturity of approximately 164 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from three months to two years.

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

ITEM 5.  OTHER INFORMATION

         The Company permanently ceased the operations of its Broomfield, Colorado facility, a research and design facility where the Company had been focused on creating VCSEL technology for fiber optic communication networks, on January 31, 2006. The Company decided to cease the operation of its Colorado facility because the cost of Fabry-Perot lasers has been decreasing, making 1300 nm VCSEL technology less attractive as a cost-effective replacement, and because of the delay in development of the market for the next generation of optical modules. As a result, the Company will cease the immediate development of products based on 1300 nm VCSEL technology. In the short-term, the closure will result in cost savings for the Company in the range of approximately $500,000 to $1.0 million per quarter. The Company has derived immaterial revenues from its operations at the Colorado facility.

         On February 10, 2006, the Company entered into an agreement with The Furukawa Electric Co., Ltd., the Company's majority stockholder, to sell certain assets located at the Colorado facility related to VCSEL technology. The Company also granted Furukawa a non-exclusive, royalty-bearing license to use and exploit intellectual property related to the VCSEL technology. Under the terms of the license, Furukawa would pay the Company a royalty on sales of certain products utilizing the 1300nm VCSEL chip technology. Total cash consideration was $1 million, in addition to the potential royalty payments.

ITEM 6.  EXHIBITS

Exhibit Number        Description
--------------        ----------------------------------------------------------
31.1                  Certification  of Chief Executive  Officer  pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2                  Certification  of Chief Financial  Officer  pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1                  Certification   of  Chief  Executive   Officer  and  Chief
                      Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1                  Press Release of the Company dated February 13, 2006

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OPTICAL COMMUNICATION PRODUCTS, INC.,
                                           a Delaware corporation


Date:     February 14, 2006                By:      /s/ Muoi Van Tran
         ------------------                         -----------------
                                           Name:    Muoi Van Tran
                                           Title:   Chairman of the Board,
                                           Chief Executive Officer and President


Date:     February 14, 2006                BY:      /s/ Susie Nemeti
         ------------------                         -----------------
                                           Name:    Susie Nemeti
                                           Title:   Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number            Description
--------------            -----------
31.1                      Certification  of Chief Executive  Officer pursuant to
                          18 U.S.C. Section 1350, as adopted pursuant to Section
                          302 of the Sarbanes-Oxley Act of 2002.
31.2                      Certification  of Chief Financial  Officer pursuant to
                          18 U.S.C. Section 1350, as adopted pursuant to Section
                          302 of the Sarbanes-Oxley Act of 2002.
32.1                      Certification  of Chief  Executive  Officer  and Chief
                          Financial Officer pursuant to 18 U.S.C.  Section 1350,
                          as   adopted   pursuant   to   Section   906   of  the
                          Sarbanes-Oxley Act of 2002.
99.1                      Press Release of the Company dated February 13, 2006