Form 10-Q
period 2006-03-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2006-05-12
CIK 1122668

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

                                       or

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer" and "large accelerated filer' in Rule 12b-2 of the Exchange
Act).

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer  |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes |_|  No |X|

         The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of April 28, 2006, there were approximately 47,320,000 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.

================================================================================

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2006


                                                                                                  PAGE
                                       PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Balance Sheets as of March 31, 2006 and September 30, 2005                              1

             Statements of Operations for the Three Months and Six Months Ended March 31, 2006
             and 2005                                                                                2

             Statements of Cash Flows for the Six Months Ended March 31, 2006 and 2005               3

             Notes to Financial Statements                                                           4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                             12

Item 3.      Quantitative and Qualitative Disclosure about Market Risk                              22

Item 4.      Controls and Procedures                                                                23

                           PART II. OTHER INFORMATION AND SIGNATURES

Item 1.      Legal Proceedings                                                                      23
Item 1A.     Risk Factors                                                                           24
Item 4.      Submission of Matters to a Vote of Security Holders                                    36
Item 6.      Exhibits                                                                               37

SIGNATURES                                                                                          38

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS


OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
(Dollars in thousands)
(Unaudited)



                                                                                       March 31,        September 30,
                                                                                        2006                 2005
------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $       83,713      $       83,975
  Marketable securities                                                                      64,615              64,645
  Accounts receivable less allowance for doubtful accounts and sales
    returns of $418 at March 31, 2006 and $426 at September 30, 2005                         11,468               9,481
  Inventories                                                                                19,951              15,318
  Deferred income taxes                                                                         735                   -
  Prepaid expenses and other current assets                                                     574               1,017
                                                                                     --------------      --------------
           Total current assets                                                             181,056             174,436

Property, plant and equipment, net                                                           23,440              24,914
Intangible assets, net                                                                          686                 902
                                                                                     --------------      --------------
TOTAL ASSETS                                                                         $      205,182      $      200,252
                                                                                     ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                   $        3,038      $        3,169
  Accounts payable to related parties                                                         5,027               4,095
  Accrued payroll and benefits                                                                1,139               1,112
  Accrued bonus                                                                               1,319               1,916
  Other accrued expenses                                                                      1,019               1,322
  Income taxes payable                                                                          306                 130
                                                                                     --------------      --------------
           Total current liabilities                                                         11,848              11,744
                                                                                     --------------      --------------
OTHER LONG-TERM LIABILITIES                                                                     200                 200
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.001 par value; 200,000,000 shares authorized,
    47,307,531 and 46,903,871 shares outstanding at March 31, 2006
    and September 30, 2005, respectively.                                                        47                  47
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    March 31, 2006 and September 30, 2005                                                        66                  66
  Additional paid-in-capital                                                                134,621             133,024
  Retained earnings                                                                          58,400              55,171
                                                                                     --------------      --------------
           Total stockholders' equity                                                       193,134             188,308
                                                                                     --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $      205,182      $      200,252
                                                                                     ==============      ==============


                        See Notes to Financial Statements

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)


                                      Three Months Ended March 31,                    Six Months Ended March 31,
                                      ----------------------------                    --------------------------

                                       2006                   2005                   2006                 2005
-----------------------------------------------------------------------------------------------------------------
REVENUE                             $     18,342          $     13,527           $     36,090          $    27,551

COST OF REVENUE                           11,969                 8,991                 23,408               17,550
                                    ------------          ------------           ------------          -----------
GROSS PROFIT                               6,373                 4,536                 12,682               10,001
                                    ------------          ------------           ------------          -----------
EXPENSES:
  Research and development                 2,497                 3,918                  5,759                7,645
  Selling and marketing                    1,313                 1,252                  2,502                2,454
  General and administrative               1,826                 1,248                  3,939                2,441
                                    ------------          ------------           ------------          -----------
    Total expenses                         5,636                 6,418                 12,200               12,540
                                    ------------          ------------           ------------          -----------
INCOME (LOSS) FROM OPERATIONS                737                (1,882)                   482               (2,539)

OTHER INCOME, Net                          1,504                   811                  2,887                1,437
                                    ------------          ------------           ------------          -----------
INCOME (LOSS) BEFORE INCOME TAXES          2,241                (1,071)                 3,369               (1,102)

INCOME TAX PROVISION                         105                    --                    140                   --
                                    ------------          ------------           ------------          -----------
NET INCOME (LOSS)                   $      2,136          $     (1,071)          $      3,229          $    (1,102)
                                    ============          ============           ============          ===========
BASIC EARNINGS (LOSS) PER SHARE     $       0.02          $      (0.01)          $       0.03          $     (0.01)
                                    ============          ============           ============          ===========

DILUTED EARNINGS (LOSS) PER SHARE   $       0.02          $      (0.01)          $       0.03          $     (0.01)
                                    ============          ============           ============          ===========
BASIC SHARES OUTSTANDING                 113,193               112,861                113,107              112,838
                                    ============          ============           ============          ===========
DILUTED SHARES OUTSTANDING               114,144               112,861                113,995              112,838
                                    ============          ============           ============          ===========


                       See Notes to Financial Statements

OPTICAL COMMUNICATION PRODUCTS, INC

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                                      Six Months Ended March 31,
                                                                                    ------------------------------
                                                                                         2006            2005
------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income (loss)                                                                 $     3,229    $    (1,102)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization of property, plant and equipment                        1,606          2,515
    Amortization of intangibles                                                             217            450
    Amortization of (discount) premiums on marketable securities                           (410)           131
    Stock-based compensation expense                                                        488           --
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                             (1,987)           422
    inventories                                                                          (4,633)        (1,301)
    Prepaid expense and other assets                                                        443            271
    Accounts payable                                                                       (245)           451
    Accounts payable to related parties                                                     932            327
    Accrued payroll and benefits                                                             27           (920)
    Accrued bonuses                                                                        (597)        (2,567)
    Other accrued expenses and income taxes                                              (1,016)          (159)
                                                                                    -----------    -----------

Net cash used in operating activities                                                    (1,946)        (1,482)
                                                                                    -----------    -----------

Investing Activities:
    Purchase of marketable securities                                                   (29,560)       (24,945)
    Maturities of marketable securities                                                  30,000         35,000
    Sale of assets to related party                                                       1,000           --
    Purchase of property, plant and equipment                                              (139)          (187)
                                                                                    -----------    -----------
  Net cash provided by investing activities                                               1,301          9,868
                                                                                    -----------    -----------

Financing Activities:
    Proceeds from the exercise of stock options                                             383             83
                                                                                    -----------    -----------
  Net cash provided by financing activities                                                 383             83
                                                                                    -----------    -----------
(Decrease) increase in cash and cash equivalents                                           (262)         8,469


Cash and cash equivalents, beginning of period                                           83,975    $    75,423
                                                                                    -----------    -----------
Cash and cash equivalents end of period                                             $    83,713    $    83,892
                                                                                    ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                                                        $         0    $         0
    Income taxes                                                                    $       806    $         0
  Supplemental disclosure of non-cash transactions:
    Purchase of property, plant and equipment through accounts payable              $       114    $         0



                       See Notes to Financial Statements

Optical Communication Products, Inc
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 2006 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the annual report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The Company's operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan ("Furukawa"). Furukawa beneficially owned 58.3% of the Company's common stock at March 31, 2006, which accounts for 93.3% of the combined voting power of all of the Company's outstanding stock.

         Recent Accounting Pronouncements

         On November 2005, the FASB issued Staff Position 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company implemented FSP 115-1 during the quarter ended March 31, 2006 and the adoption of FSP 115-1 did not have a material impact on our financial position or results of operations.

2. COLORADO FACILITY CLOSURE AND ASSET TRANSER TO FURUKAWA

         The Company permanently ceased the operations of its Broomfield, Colorado facility, a research and design facility where the Company had been focused on creating VCSEL technology for fiber optic communication networks, on January 31, 2006. The Company decided to cease the operation of its Colorado facility because the cost of Fabry-Perot lasers has been decreasing, making 1300 nm VCSEL technology less attractive as a cost-effective replacement, and because of the delay in development of the market for the next generation of optical modules. The Company does not plan to continue development of the technology, however, will use the technology as it exists in manufacturing operations.

         On February 10, 2006, the Company entered into an agreement with The Furukawa Electric Co., Ltd., the Company's majority stockholder, to sell certain assets located at the Colorado facility related to VCSEL technology. The Company also granted Furukawa a non-exclusive, royalty-bearing license to use and exploit intellectual property related to the VCSEL technology. Under the terms of the license, Furukawa is required to pay the Company a royalty on sales of certain products utilizing the 1300nm VCSEL chip technology. Total cash consideration in the transaction was $1 million, in addition to the potential royalty payments. Because the sale involved the transfer of assets between two parties under common control, the proceeds in excess of the approximate $121,000 book value of the assets was credited to Additional Paid In Capital.

3. STOCK BASED COMPENSATION

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") 123 (revised 2004), "Share-Based Payment", which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company implemented SFAS 123(R) as of October 1, 2005.

         The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to October 1, 2005, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The results for the prior periods have not been restated.

         Periods prior to the adoption of SFAS 123(R)

         Prior to the adoption of SFAS 123(R), the Company provided the disclosure required under SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." The Company generally did not recognize stock-based compensation expense in its statements of operations for periods prior to the adoption of SFAS 123(R) as options are generally granted at an exercise price equal to the market value of the underlying stock on the date of grant.

         The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company's stock-based compensation plans prior to the adoption date. For purposes of this pro forma disclosure, the value of options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three and six months ended March 31, 2006 are not presented because stock-based compensation was accounted for under SFAS 123(R)'s fair-value method during this current period.

                                        Three Months Ended     Six Months Ended
                                           March 31, 2005       March 31, 2005
                                         (in thousands except per share amounts)
Net loss:
  As reported:                            $    (1,071)         $    (1,102)
  Deduct total stock-based employee
  compensation expense determined
  under value based method for
  all awards, net of related tax
  effects:                                       (252)                (501)
                                         ---------------------------------------
  Pro forma                               $    (1,323)         $    (1,603)
                                         =======================================
Basic loss per share
  As reported                             $     (0.01)         $     (0.01)
  Pro forma                               $     (0.01)         $     (0.01)

Diluted loss per share
  As reported                             $     (0.01)         $     (0.01)
  Pro forma                               $     (0.01)         $     (0.01)



         Adoption of SFAS 123(R)

         During the three months and six months ended March 31, 2006, the Company recorded stock-based compensation expense in accordance with SFAS 123(R), adopted on October 1, 2005. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options on their date of grant using a Black-Scholes fair value model amortized on a straight-line basis over the vesting period of the options. The effect of recording stock-based compensation for the three and six months ended March 31, 2006 was as follows:



                                                         Three Months Ended     Six Months Ended
                                                           March 31, 2006        March 31, 2006
                                                       (in thousands except per share amounts)
Stock-based compensation expense by type of award
   Employee stock options                               $         233           $        465
   Employee stock purchase plan                                    15                     23
                                                       ---------------------------------------
Total stock-based compensation expense                  $         248           $        488
Tax effect on stock-based compensation expense                      0                      0
                                                       ---------------------------------------
Net effect on net income                                $         248           $        488

Effect on earnings per share
   Basic earnings per share                             $         0.00          $       0.00
   Diluted earnings per share                           $         0.00          $       0.00

         As required by SFAS 123(R), management has estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest based on a 25% estimated forfeiture rate.

         During the six months ended March 31, 2006, the Company accelerated vesting of unvested stock options for 13 employees as part of the severance arrangements related to the closure of our

         Colorado facility. We recognized approximately $52,000 of stock-based compensation expense related to this modification of terms.

         Stock Options

         The Company's 2000 Stock Incentive Plan authorizes 12,121,680 options for grant and provides that options may have a maximum contractual term of 10 years, and become exercisable and vest in increments. The normal vesting is 25% per year. All options under this plan are granted with the exercise price equal to the fair market value of the Company's common stock on the date of grant. During the three and six months ended March 31, 2006, the Company granted 46,000 and 241,228 stock options, respectively, with an estimated total grant-date fair market value of approximately $94,000 and $312,000, respectively. During the three and six months ended March 31, 2006, the Company recorded stock-based compensation related to stock options of $233,000 and $465,000, respectively, for all unvested options granted prior to and all options granted after the adoption of SFAS 123(R).

         Employee Stock Purchase Plan (ESPP)

         The Company has an Employee Stock Purchase Plan that allows employees to purchase a limited amount of the Company's common stock at a 15% discount to a defined fair market value. The stock-based compensation cost related to the plan for the three and six months ended March 31, 2006 was $15,000 and $23,000, respectively. This cost is amortized on a straight-line basis over a weighted-average period of approximately 1 year.

         Valuation assumptions


                               Three months ended March 31,            Six months ended March 31,
                                  2006              2005                 2006             2005
                                  ----              ----                 ----             ----

Dividend yield                     0%                0%                   0%               0%
Expected volatility                88%              94.2%                88%              94.2%
Risk-free rate of return          4.5%              4.4%                 4.5%             4.3%
Expected life (years)              8.0               8.0                 8.0               8.0



         Expected Volatility: The fair value of stock-based awards made through the three and six month periods ended March 31, 2006 were valued using the Black-Scholes valuation method with a volatility factor based on the Company's historical stock prices.

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

         Stock Option Activity

         The following is a summary of stock option activity during the three and six months ended March 31, 2006:


                                                                   Options Outstanding
                                                                   -------------------
                                             Options
                                           Available for                          Weighted Average
                                              Grant         Number of Options      Exercise Price

Balance as of September 30, 2005           5,739,146            7,991,882           $   8.49
Options granted                             (195,228)             195,228               1.94
Options exercised                               --                (63,024)              1.02
Options forfeited                            120,440             (120,440)              2.09
Options canceled                             106,855             (106,855)              8.81
                                         -----------        --------------------  ----------
Balance as of December 31, 2005            5,771,213            7,896,791           $   8.49
Options granted                              (46,000)              46,000               3.18
Options exercised                               --               (230,083)              1.18
Options forfeited                             24,589              (24,589)              1.78
Options canceled                              70,005              (70,005)              7.65
                                         -----------        --------------------  ----------
Balance as of March 31, 2006               5,819,807            7,618,114           $   8.70
                                         ===========  ==========================  ==========

         The following table summarizes information regarding options outstanding at March 31, 2006:


                              Options Outstanding                                       Options Exercisable

                     -------------------------------------------------------------------------------------------------
                                         Weighted                                     Weighted
                                          Average      Weighted                        Average
                                        Remaining      Average                        Remaining
 Range of Exercise        Number        Contractual    Exercise        Shares        Contractual    Weighted Average
      Prices            Outstanding        Life         Price        Exercisable        Life         Exercise Price
                     -------------------------------------------------------------------------------------------------
$0.00- $1.69*             1,002,662        4.2       $    0.59        882,174           3.9          $       0.52
$1.81- $3.31*             1,533,217        8.1       $    2.23        532,177           6.2          $       2.32
$3.56- $4.55                 30,400        8.6       $    3.66          9,000           7.0          $       3.97
$8.05- $9.72                 48,580        5.2       $    8.33         48,580           5.2          $       8.33
$11.00-$17.38             5,003,255        4.5       $   12.35      5,003,255           4.5          $      12.35
                       ------------      -----      ------------    ---------      ---------       --------------
                          7,618,114        5.2       $    8.70      6,475,186           4.6          $       9.87
                       ============      =====      ============    =========      ==========      ==============

         * The aggregate intrinsic value for options outstanding and exercisable options outstanding at March 31, 2006 was $3,665,918 and $2,580,666, respectively.

         The weighted average estimated grant date fair value per share of options granted during the three and six months ended March 31, 2006 was $2.62 and $1.76, respectively. The total intrinsic value of options exercised during the three and six months ended March 31, 2006 was $167,000 and $247,000, respectively.

         ESPP Activity

         There were a total of 33,017 shares of the Company's common stock issued at a weighted average purchase price of $1.41 pursuant to the employee stock purchase plan during the three and six months ended March 31, 2006. There are a total of 76,449 shares available for future issuance under the plan at March 31, 2006.

         Non-vested  Options

         As of March 31, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be substantially amortized in full by December 31, 2009.


4. INVENTORIES

         Inventories consist of the following (in thousands):

                                       March 31, 2006       September 30, 2005
         -----------------------------------------------------------------------
              Raw materials            $      11,433         $           8,393
              Work-in-process                  6,557                     5,094
              Finished goods                   1,961                     1,831
                                      ---------------       --------------------
            Total inventories          $      19,951         $          15,318
                                      ===============       ====================

5.    PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following (in thousands):


                                                  March 31, 2006           September 30, 2005      Useful Life
         -------------------------------------------------------------------------------------------------------
              Land                                $            6,729       $              6,729
              Building improvements                           14,949                     14,949        39 years
              Machinery and equipment                         19,124                     20,419         5 years
              Computer hardware and software                   1,692                      1,681         3 years
              Furniture and fixtures                             382                        382         5 years
              Leasehold improvements                             181                        181         9 years
                                                ---------------------  --------------------------
                                                              43,057                     44,341
            Less accumulated depreciation                     19,617                     19,427
                                                ---------------------  --------------------------
                                                  $           23,440       $             24,914
                                                =====================  ==========================

         As detailed above in Note 2, the Company permanently ceased the operations of its Broomfield, Colorado facility, a research and design facility where the Company had been focused on creating VCSEL technology for fiber optic communication networks, on January, 31, 2006. On February 10, 2006, the Company entered into an agreement with The Furukawa Electric Co., Ltd., the Company's majority stockholder, to sell certain assets located at the Colorado facility related to the VCSEL technology. These assets consisted primarily of fully depreciated machinery and equipment and also included assets with a net book value at the time of the transaction of approximately $228,000.

6. INTANGIBLE ASSETS

         The Company's intangible assets by major asset class are as follows:


                                                                                  Weighted Average
                                         March 31, 2006    September 30, 200O    Amortization Period
                                         -----------------------------------------------------------
                                                (in thousands)                       (Years)

Patents                                              950                950            5.0
   Accumulated Amortization                         (649)              (554)

Acquired Technology                                1,216              1,216            5.0
   Accumulated Amortization                         (831)              (710)
                                       ------------------  ------------------
Total intangible assets, net            $            686    $           902
                                       ==================  ==================

         Aggregate amortization expense related to intangible assets was approximately $108,000 and $225,000 for the three months ended March 31, 2006 and 2005, respectively and $216,000 and $450,000 for the six months ended March 31, 2006 and 2005, respectively.

         Following is a summary of future amortization expense in each of the next three fiscal years.


                                                  (in thousands)

Remaining six months fiscal 2006                   $       218
fiscal 2007                                                432
fiscal 2008                                                 36
                                                   ------------

                                                   $       686
                                                   ============

7. EARNINGS (LOSS) PER SHARE

         The following is a calculation of basic and diluted loss per share ("EPS"):


                                                 Three Months Ended          Six Months Ended
                                                     March 31,                   March 31,
                                                 ------------------          ----------------
                                                 2006          2005        2006          2005
                                                       (in thousands, except per share data)
------------------------------------------------------------------------------------------------
BASIC EPS COMPUTATION
  Net income (loss) applicable to common stock $   2,136   $  (1,071)   $   3,229   $  (1,102)
  Weighted average common shares outstanding     113,193     112,861      113,107     112,838
                                               ---------   ---------    ---------   ---------
  Basic earnings (loss) per share              $    0.02   $   (0.01)   $    0.03   $   (0.01)
                                               =========   =========    =========   =========

DILUTED EPS COMPUTATION
  Net income (loss) applicable to common stock $   2,136   $  (1,071)   $   3,229   $  (1,102)
  Weighted average common shares
  outstanding and common share equivalents       114,144      112,861     113,995     112,838
                                               ---------   ---------    ---------   ---------
  Diluted earnings (loss) per share            $    0.02   $   (0.01)   $    0.03   $   (0.01)
                                               =========   =========    =========   =========

         The weighted average diluted common shares outstanding for the three months ended March 31, 2006 and March 31, 2005 excludes the dilutive effect of approximately 6,149,014 and 7,146,607 options, respectively. The weighted average diluted common shares outstanding for the six months ended March 31, 2006 and March 31, 2005 excludes the dilutive effect of approximately and 6,242,002 and 7,012,782 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's Common Stock during the period or due to a net operating loss.

8. COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the three months ended March 31, 2006 and 2005 was $73,000 and $131,000, respectively and for the six months ended March 31, 2006 and 2005 was $212,000 and $266,000, respectively.

         Following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2006:

(in thousands)
---------------------------------------------------------------------
     Remaining six months fiscal 2006                          $ 79
     2007                                                        57
     2008                                                        42
     2009                                                        42
     2010                                                        42
     Thereafter                                                  36
---------------------------------------------------------------------
     Total minimum lease payments                             $ 298
     ----------------------------------------------------------------

         Warranty Accruals

         The Company provides a standard warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve (in thousands):


                                                           Three Months Ended             Six Months Ended
        -------------------------------------------------------------------------------------------------------
                                                         March 31,     March 31,    March 31,    March 31,
        -------------------------------------------------------------------------------------------------------
                                                             2006          2005         2006         2005
                                                             ----          ----         ----         ----
        -------------------------------------------------------------------------------------------------------
        Balance at beginning of period                         40            26          14           31
        -------------------------------------------------------------------------------------------------------
        Additions charged to expense                          (19)           22          17           25
        -------------------------------------------------------------------------------------------------------
        Deductions                                             (6)           (9)        (16)         (17)
        -------------------------------------------------------------------------------------------------------
        Balance at end of period                               15            39          15           39
        -------------------------------------------------------------------------------------------------------

        -------------------------------------------------------------------------------------------------------


         Contingency

         The landlord of our former Colorado facility has contacted us claiming that the Company is responsible for approximately $500,000 in environmental clean-up costs at that location. The Company disputes the landlord's allegations and intends to contest any claims that may be asserted.



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

Allowance for Doubtful Accounts and Sales Returns

         Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $11.5 million and $9.5 million as of March 31, 2006 and September 30, 2005, respectively. The allowance for doubtful accounts and sales returns as of March 31, 2006 was $418,000, compared with $426,000 as of September 30, 2005. The allowance is based on our assessment of the collectability of customer accounts and potential returns. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer's ability to pay and historical customer returns. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to deviate from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-downs

         Our inventory balance was $19.9 million as of March 31, 2006, compared with $15.3 million as of September 30, 2005. At March 31, 2006 and September 30, 2005, inventory with a historical cost of $8.2 million and $9.0 million, respectively, was written down as excess and obsolete inventory. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. We operate in a highly-volatile industry with high and unpredictable rates of inventory obsolescence. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We do not necessarily discard written down inventory and have, periodically, discovered that written down inventory was not obsolete or excess, as previously estimated. In those situations, the written down inventory is sold and reflected in cost of sales at the new written down basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected.

Long-Lived Assets

         We monitor and evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our long-lived assets subject to impairment are our property, plant and equipment and our intangible assets which had net carrying values of $23.4 million and $686,000, respectively, at March 31, 2006. At our September 30, 2005 year-end, we estimated that undiscounted future cash flows would be sufficient to recover the value of our long-lived assets. However, these estimates of future cash flows are subject to change. Should these estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets. There were no indicators of long-lived asset impairment at March 31, 2006.

Stock-based Compensation

         During the three and six months ended March 31, 2006, the Company recorded stock-based compensation expense of $248,000 and $488,000, respectively, in accordance with SFAS 123(R), adopted on October 1, 2005. As described in Note 2 to the financial statements, this expense includes compensation expense related to the Company's Employee Stock Purchase Plan. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options on their date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. In addition, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest based on a 25% estimated forfeiture rate. These assumptions represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

Income Taxes

         At March 31, 2006, the unadjusted net book value of our deferred income tax assets totaled approximately $4.9 million, which was principally comprised of federal and state net operating loss carry-forwards and/or credit carry-forwards and differences between the book and tax bases of our inventories. The provisions of SFAS No. 109 "Accounting for Income Taxes," require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. During the quarter ended March 31, 2006, we released valuation allowance to the extent of our quarterly federal tax expense, as it is more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences will be realized. We expect to continue releasing the valuation allowance attributable to federal tax-based deferred tax assets on a quarterly basis to the extent of our federal tax expense and maintain the remaining valuation allowance until sufficient evidence exists to support full reversal of the valuation allowance on all deferred tax assets.


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

         Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.3% of our outstanding shares of common stock and 93.3% of the combined voting power of all of our outstanding common stock as of the fiscal quarter ended March 31, 2006. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a one-year Master Purchase Agreement, which we entered into with Furukawa on October 1, 2003. This Agreement renews automatically on October 1 of each year unless it is terminated upon written notice by either Furukawa or us prior to renewal. This agreement was automatically renewed on October 1, 2005.

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

         We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to communication equipment manufacturers, or CEMs, their contract manufacturers, or CMs, who incorporate them into systems they assemble for CEMs, and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 70.7% and 68.4% of our total revenue for the six months ended March 31, 2006 and 2005, respectively. Alcatel, Huawei and Cisco Systems (including sales to each of their CMs) accounted for approximately 17.9%, 13.3% and 11.7%, respectively, of our total revenue for the six months ended March 31, 2006. Cisco Systems and Alcatel (including sales to each of their CMs) accounted for approximately 21.2% and 13.3%, respectively, of our total revenue for the six months ended March 31, 2005. No other end-user customer accounted for more than 10.0% of our total revenue for the quarters ended March 31, 2006 or 2005.

         We also ship directly to CMs who place purchase orders with us directly. No such direct customer accounted for more than 10.0% of our total revenue for the three months or six months ended March 31, 2006 or 2005. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

         The unfavorable economic conditions in the United States that began in 2001 detrimentally affected the U.S. manufacturing industry, particularly sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers at the time indicated that there was a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce then-existing inventories. Based on these and other factors, some of our customers reduced, modified, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. Despite an improvement in general economic conditions in the United States since that time, capital spending by service providers in the fiber optic communications industry on network infrastructure has remained substantially below pre-2001 levels. During the six months ended March 31, 2006, we have seen a higher level of activity from our customers which resulted in an increase in new orders compared to previous quarters. We cannot provide any assurance that the increase in customer activity will continue or that our business will not be negatively impacted in the future as a result of our customers' declining business activities.

         The average selling prices of our products generally decrease as the products mature from factors such as increased competition, the introduction of new products or technology, increased unit volumes, and price concessions required by our customers. We anticipate that average selling prices of our existing products will continue to decline in future periods although the timing and degree of the declines cannot be predicted with any certainty. We must continue to develop and introduce, on a timely basis, new products that incorporate features that can be sold at higher average selling prices.

         Our cost of revenue consists principally of materials, as well as salaries and related expenses for manufacturing personnel, and other production. Our materials include the purchase of several key components from a limited number of suppliers, or from a single supplier.

         Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we may continue to expand our internal research and development capabilities in the future to develop new technology or products and as a result, our research and development expenses in absolute dollar amounts may increase in future periods.

         Sales and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, commissions paid to sales personnel and independent manufacturers' representatives, marketing and promotion costs. We believe that investment in sales and marketing is critical to our success. As a result, we may expand our sales and marketing operations and efforts in order to increase sales and market awareness of our products and these expenses may increase in future periods.

         General and administrative expenses consist primarily of salaries, stock compensation and related expenses for our administrative, finance, information systems and human resources personnel, professional fees and other corporate expenses. Our legal and consulting fees include fees associated with our analysis of strategic alternatives, including future business opportunities that may be evaluated and pursued by our management and board of directors. Our financial expenses include internal expenses and consulting fees associated with our compliance to new rules and regulations associated with the Sarbanes-Oxley legislation, as well as other new or modified accounting rules and regulations. As a result, our general and administrative expenses in absolute dollars may continue to increase in future periods.


Results of Operations - Comparison of Three Months Ended March 31, 2006 and 2005

         The following table sets forth statement of operations data and percentage of change for the periods indicated:



                                     Three Months Ended March, 31
                                    -------------------------------                            %
                                      2006                2005               Change          Change
---------------------------------------------------------------------------------------------------

REVENUE                             $18,342     100.0% $ 13,527       100.0%   4,815         35.6%
COST OF REVENUE                      11,969      65.3%    8,991        66.5%   2,978         33.1%
                                    -------             -------

GROSS PROFIT                          6,373      34.7%    4,536        33.5%   1,837         40.5%
                                    -------             -------
EXPENSES:
    Research and development          2,497      13.6%    3,918        29.0%  (1,421)       -36.3%
    Selling and marketing             1,313       7.2%    1,252         9.3%      61          4.9%
    General and administritive        1,826      10.0%    1,248         9.2%     578         46.3%
                                    -------             -------
Total expenses                        5,636      30.7%    6,418        47.4%    (782)       -12.2%
                                    -------             -------



INCOME (LOSS) FROM OPERATIONS           737       4.0%   (1,882)      -13.9%   2,619        139.2%
                                    -------             -------


OTHER INCOME, Net                     1,504       8.2%      811         6.0%     693         85.5%
                                    -------             -------

INCOME (LOSS) BEFORE INCOME TAXES     2,241      12.2%   (1,071)       -7.9%   3,312

INCOME TAXES                            105       0.6%       --         0.0      105
                                    -------             -------

NET INCOME (LOSS)                   $ 2,136      11.6%  $(1,071)       -7.9%   3,207
                                    =======             =======

         Revenue - Revenue increased 35.6% to $18.3 million in the quarter ended March 31, 2006 from $13.5 million in the quarter ended March 31, 2005. This increase was due predominantly to an increase in demand from our existing customers. Revenue attributable to our top ten customers was approximately $3.7 million more in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The most significant product increase in absolute dollars was in Transceivers.

         The following table sets forth revenue attributable to each of our product groups for the periods presented (in thousands).

                                    Three months ended March 31,
                          --------------------------------------------------
                                    2006                     2005
                          --------------------------  ----------------------

         Transceivers       $16,156           88.1%     $12,099       89.4%
         Transmitters         1,408            7.7%         623        4.6%
         Receivers              721            3.9%         569        4.2%
         Other                   57            0.3%         236        1.8%
                          --------------------------  ----------------------
                            $18,342          100.0%     $13,527      100.0%
                          ==========         ======     =======      ======

         We cannot assure you that our increase in revenue will continue in future periods, and we expect lower revenue in the third quarter ending June 30, 2006, within the range of $14 million to $16 million. We believe that this reduction in revenue results from a combination of factors, including (a) a shift in the mix of products sold by OCP, and (b) a reduction in the number of orders from some of our customers for reasons that appear to be specific to their business, including their inventory requirements. Additionally, we continue to experience pressure from customers to make price reductions and the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products.

         Cost of Revenue - Cost of revenue increased 33.1% to $12.0 million in the quarter ended March 31, 2006 from $9.0 million in the quarter ended March 31, 2005. Gross margin increased to 34.7% from 33.5% in the quarters ended March 31, 2006 and 2005, respectively. Overhead decreased as a percentage of revenues to 13.2% in the quarter ended March 31, 2006 from 19.3% in the quarter ended March 31, 2005 representing more complete use of the Company's manufacturing capacity as production increased. Offsetting this decrease in overhead cost, material costs increased as a percentage of sales to 47.0% from 42.9%, in the quarters ended March 31, 2006 and 2005, respectively. Changes in product mix, increased raw material costs as a percentage of revenue and a decrease in average selling price for products sold are the primary factors in the increase in material costs as a percentage of revenue and such factors may continue to impact gross margin in the future. In addition, the usage of previously written down inventory decreased to $582,000 in the quarter ended March 31, 2006 from $875,000 in the quarter ended March 31, 2005.

         Research and Development - Research and development expenses decreased $1.4 million or 36.3% to $2.5 million in the quarter ended March 31, 2006 from $3.9 million in the quarter ended March 31, 2005. The closure of the Colorado facility represents approximately $600,000 or 42.9% of the decrease. The other primary factors were an approximate $230,000 decrease in depreciation expense for engineering equipment at our Colorado facility that became fully depreciated in the first quarter of fiscal 2006 and an approximate 13% reduction in engineering staff from March 31, 2005 to March 31, 2006 at other facilities. Although we do not expect that the decrease in research and development expenses will have a material impact on our research and development efforts in the near future, we cannot be certain of its potential impact on a longer term basis. We believe that continued investment in research and development is critical to our future success and these expenses may increase in absolute dollars in the future.

         Sales and Marketing - Sales and marketing expenses increased $61,000 or 4.9% to $1,313,000 for the quarter ended March 31, 2006 from $1,252,000 in the quarter ended March 31, 2005. The increase was primarily related to an increase in commissions paid to outside sales representatives. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

         General and Administrative - General and administrative expenses increased $578,000 or 46.3% to $1.8 million in the quarter ended March 31, 2006 from $1.2 million in the quarter ended March 31, 2005. Professional services increased by $591,000. Our legal and consulting fees include fees associated with our analysis of strategic alternatives, including future business opportunities that may be evaluated and pursued by our management and board of directors. Our financial expenses include internal expenses and consulting fees associated with our compliance to new rules and regulations associated with the Sarbanes-Oxley legislation, as well as other new or modified accounting rules and regulations.

         Other Income, net - Other income, net increased $693,000 or 85.5% to $1.5 million in the quarter ended March 31, 2006 from $811,000 in the quarter ended March 31, 2005. This increase was primarily due to the increase in investment income as the result of rising interest rates.

         Income Taxes - Income tax expense was $105,000 for the quarter ended March 31, 2006 and was comprised of foreign taxes in the amount of $93,000 and state income taxes of $12,000. There was no income tax provision recorded for the quarter ended March 31, 2005 due to the loss position and valuation allowance recorded against net deferred tax assets. There is no federal tax expense recorded during the quarter ended March 31, 2006 as we released valuation allowance to the extent of our quarterly federal tax expense, as it is more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences will be realized.


Results of Operations - Comparison of Six Months Ended March 31, 2006 and 2005

         The following table sets forth statement of operations data and percentage of change for the periods indicated:


                                    Six Months Ended March, 31
                                   ----------------------------                              %
                                     2006                2005                  Change      Change
---------------------------------------------------------------------------------------------------

REVENUE                             $36,090     100.0% $ 27,511       100.0%   $8,539        31.0%
COST OF REVENUE                      23,408      64.9%   17,550        63.7%    5,858        33.4%
                                   --------              ------

GROSS PROFIT                         12,682      35.1%   10,001        36.3%    2,681        26.8%
                                   --------              ------


EXPENSES:
   Research and development           5,759      16.0%    7,645        27.7%   (1,886)      -24.7%
   Selling and marketing              2,502       6.9%    2,454         8.9%       48         2.0%
   General and administritive         3,939      10.9%    2,441         8.9%    1,498        61.4%
                                   --------              -------

Total expenses                       12,200      33.8%   12,540        45.5%     (340)        -2.7%
                                   --------              -------

INCOME (LOSS) FROM OPERATIONS           482       1.3%   (2,539)       -9.2%    3,021       119.0%
                                   --------              -------


OTHER INCOME, Net                     2,887       8.0%    1,437         5.2%    1,450       100.9%
                                   --------              -------

INCOME (LOSS) BEFORE INCOME TAXES     3,369       9.3%   (1,102)       -4.0%    4,471

INCOME TAXES                            140       0.4%       --         0.0%      140
                                   --------              -------

NET INCOME (LOSS)                   $ 3,229       8.9% $ (1,102)       -4.0%    4,331
                                   ========            ========


         Revenue - Revenue increased 31.0% to $36.1 million in the six months ended March 31, 2006 from $27.6 million in the six months ended March 31, 2005. This increase was due predominantly to an increase in demand from our existing customers. Revenue attributable to our top ten customers was approximately $6.7 million more in the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. The most significant product increase in absolute dollars was in Transceivers.

         The following table sets forth revenue attributable to each of our product groups for the periods presented (in thousands).

                                        Six months ended March 31,
                             --------------------------------------------------
                                       2006                     2005
                             --------------------------------------------------

            Transceivers      $ 31,510          87.3%  $   23,744        86.2%
            Transmitters         2,778           7.7%       1,868         6.8%
            Receivers            1,654           4.6%       1,602         5.8%
            Other                  148           0.4%         337         1.2%
                             --------------------------------------------------
                              $ 36,090         100.0%  $   27,551       100.0%
                             ==========        ======  ==========       ======


         We cannot assure you that our increase in revenue will continue in future periods, and we expect lower revenue in the third quarter ending June 30, 2006, within the range of $14 million to $16 million. We believe that this reduction in revenue results from a combination of factors, including (a) a shift in the mix of products sold by OCP, (b) a reduction in the number of orders from some of our customers for reasons that appear to be specific to their business, and (c) an historical pattern of low or even slightly negative revenue growth in our fiscal third quarters (which may occur because of inventory requirements of our customers). Additionally, we continue to experience pressure from customers to make price reductions and the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products.

         Cost of Revenue - Cost of revenue increased 33.4% to $23.4 million in the six months ended March 31, 2006 from $17.6 million in the six months ended March 31, 2005. Gross margin decreased to 35.1% from 36.3% in the six months ended March 31, 2006 and 2005, respectively. The decrease in gross margin was primarily due to an increase in material costs as a percent of revenue to 44.8% from 40.9% for the six months ended March 31, 2006 and 2005, respectively. Changes in product mix, increased raw material costs as a percentage of revenue and decrease in average selling price of our products sold are the primary factors contributing to increases in material cost as a percentage of revenue and such factors may continue to impact gross margin in the future. This increase was partially offset by a decrease in overhead as a percentage of revenues to 15.1% from 18.6% representing more complete use of the Company's manufacturing capacity as production increased.

         Research and Development - Research and development expenses decreased $1.9 million or 24.7% to $5.8 million in the six months ended March 31, 2006 from $7.6 million in the six months ended March 31, 2005. The closure of the Colorado facility represents approximately $600,000 or 31.6% of the decrease. The other primary factors were an approximate $395,000 decrease in depreciation expense for engineering equipment at our Colorado facility that became fully depreciated in the first quarter of fiscal 2006 and an approximate 13% reduction in engineering staff from March 31, 2005 to March 31, 2006 at other facilities. Although we do not expect that the decrease in research and development expenses will have a material impact on our research and development efforts in the near future, we cannot be certain of its potential impact on a longer term basis. We believe that continued investment in research and development is critical to our future success and these expenses may increase in absolute dollars in the future.

         Sales and Marketing - Sales and marketing expenses increased marginally $48,000 or 2.0% to $2,502,000 for the six months ended March 31, 2006 from $2,454,000 in the six months ended March 31, 2005. The increase was primarily related to an increase in commissions paid to outside sales representatives. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

         General and Administrative - General and administrative expenses increased $1.5 million or 61.4% to $3.9 million in the six months ended March 31, 2006 from $2.4 million in the six months ended March 31, 2005. Professional services increased by $1.2 million. Our legal and consulting fees include fees associated with our analysis of strategic alternatives, including future business opportunities that may be evaluated and pursued by our management and board of directors. Our financial expenses include internal expenses and consulting fees associated with our compliance to new rules and regulations associated with the Sarbanes-Oxley legislation, as well as other new or modified accounting rules and regulations. Compensation expense increased approximately $300,000 of which $214,000 was attributable to stock-based compensation costs recorded in accordance with SFAS 123(R).

         Other Income, net - Other income, net increased $1.5 million or 100.9% to $2.9 million in the six months ended March 31, 2006 from $1.4 million in the six months ended March 31, 2005. This increase was primarily due to the increase in investment income as the result of rising interest rates.

         Income Taxes - Income tax expense was $140,000 for the six months ended March 31, 2006 and was comprised of foreign taxes in the amount of $121,000 and state income taxes of $19,000. There was no income tax provision recorded for the six months ended March 31, 2005 due to the loss position and valuation allowance recorded against net deferred tax assets. There is no federal tax expense recorded during the six months ended March 31, 2006 as we released valuation allowance to the extent of our six month federal tax expense, as it is more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences will be realized.

Liquidity and Capital Resources

         As of March 31, 2006, our primary source of liquidity was our cash and cash equivalents balance of $83.7 million and our marketable securities balance of $64.6 million, which consists primarily of United States Treasury notes and bonds. At September 30, 2005, we had $84.0 million in cash and cash equivalents and $64.6 million in current marketable securities.

         Current assets and current liabilities

Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of March 31, 2006, our working capital was $169.3 million with a current ratio of 15.5:1 compared to our working capital of $163 million with a current ratio of 15:1 as of September 30, 2005. Inventory and accounts receivables were the main components of the increase in working capital and increasing revenues allowed us to increase these current assets without increasing current liabilities. We believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, and marketable securities are expected to be sufficient to fund operations for the next twelve months.

         Cash flows provided by/ (used in)

         The following table sets forth, for the periods indicated, selected cash flow information (dollars in thousands):

                                                            Six months Ended
                                                                 March 31
                                                            ----------------
                                                            2006          2005
                                                            ----          ----
  Operating Activities                                    $(1,946)     $(1,482)
  Investing Activities                                      1,301        9,868
  Financing Activities                                        383           83
                                                          -------      -------
  Net (decrease) increase in cash and cash equivalents     $ (262)     $ 8,469


         During the six months ended March 31, 2006, cash used in operating activities was primarily the result of increases in accounts receivable and inventory which more than offset net income. During the six months ended March 31, 2005, cash used by operations was the result of a net loss and a significant payout of accrued bonuses. There was also an increase in inventories during that period.

         During the six months ended March 31, 2006, cash provided by investing activities included $1 million attributable to the sale of assets to The Furukawa Electric Co., Ltd., the Company's majority stockholder (see Note 2 to Financial Statements). The maturation of marketable securities net of the conversion of cash and cash equivalents to marketable securities provided cash of $440,000. Purchases of property, plant and equipment were $139,000. During the six months ended March 31, 2005, cash provided by investing activities was primarily the result of the maturation of marketable securities net of the conversion of cash and cash equivalents to marketable securities for a net cash provided of $10.1 million.

         During the six months ended March 31, 2006 and 2005 cash provided by financing activities was from the exercise of stock options.

         We believe that our existing cash, cash equivalents and marketable securities on hand, together with cash that we expect to generate from our operations, will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We might raise such funds by selling more stock to the public or to selected investors, or by borrowing money. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are currently exposed to interest rate risk on our investment portfolio. We do not have any term loan debt as of March 31, 2006.

         The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $83.7 million the majority of which is invested in money market and other interest bearing accounts. In addition, we have $64.6 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

         As of March 31, 2006, our investment in marketable securities had a weighted-average time to maturity of approximately 157 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from three months to two years.

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

         Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN applications. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 90%, and 89% of our revenue for the six months ended March 31, 2006, and 2005, respectively.

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

         The market for fiber optic subsystems and modules is characterized by declining average selling prices for existing products due to increased competition, the introduction of new products, product obsolescence and increased unit volumes as manufacturers deploy new network equipment. We have in the past experienced, and in the future may experience, period-to-period fluctuations in operating results due to declines in our overall average selling prices. We anticipate that the selling prices for our existing products will decrease in the future in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions. Therefore, we must continue to develop and introduce new products, on a timely basis, that can be sold at higher prices to maintain our overall average selling prices. Failure to do so could cause our revenue and gross margins to decline.

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

         The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, ExceLight Communications, Finisar, JDSU, MRV Communications, OpNext, Picolight, and Stratos Lightwave. We also face indirect competition from public and private companies providing products that address the same networking needs that our products address, and which are based on non-fiber-optic technologies. The development of alternative solutions to fiber optic transmission problems by our competitors, particularly systems companies that also manufacture modules, such as Fujitsu and JDSU, could significantly limit our growth and harm our competitive position.

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

         We design our products for large and complex fiber optic networks, and our products must be compatible with other components of the network system, both current and future. We have experienced in the past, and may continue to experience in the future, defects in our products. Defects in our products or incompatibilities in our products may appear only when deployed in networks for an extended period of time. In addition, our products may fail to meet our customers' design specifications, or our customers may change their design specifications after the production of our product. A failure to meet our customers' design specifications often results in a loss of the sale due to the length of time required to redesign the product. We may also experience defects in third party components that we incorporate into our products. We have experienced and may continue to experience the following due to our inability to detect or fix errors:

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

         However, the landlord of our former Colorado facility has contacted us claiming that the Company is responsible for approximately $500,000 in environmental clean-up costs at that location. The Company disputes the landlord's allegations and intends to contest any claims that may be asserted. However, we cannot assure you that we will be able to resolve this dispute without litigation or, if we are able to do so, that the resolution will be favorable to us. Further, any litigation resulting from this dispute could result in substantial costs and divert our management's attention and resources.


We face risks associated with our international operations that could prevent us from marketing and distributing our products internationally.

         Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 50.5%, and 42.1% of our revenue for the six months ended March 31, 2006, and 2005, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. We have limited experience in marketing and distributing our products internationally. One of our objectives is to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

         Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of March 31, 2006 represented 93.3% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

         We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC there-under, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and report on its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of September 30, 2007. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, including the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have an adverse effect on our business, results of operations and financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 2006 Annual Meeting of Stockholders as further discussed below:

         (a) Our 2006 Annual Meeting of Stockholders was held on February 22, 2006 in Woodland Hills, California.

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

         (c) At the Annual Meeting, the following matters were considered and voted upon:

         (i) The election of seven directors to our board of directors. At the Annual Meeting, our stockholders elected each of the following director nominees as directors, to serve on our board of directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:


                                                 Class A                      Class B
                                    Class A      Shares         Class B        Shares         Class B
             Name                   Votes        Withheld       Shares       Withheld         Votes        Total Votes
             ----                   -----        --------       ------       --------         -----        -----------
Muoi Van Tran                      27,725,577     2,587,907    66,000,000             0      660,000,000     687,725,577
Stewart D. Personick               29,398,970       914,514    66,000,000             0      660,000,000     689,398,970
Hobart Birmingham                  29,399,770       913,714    66,000,000             0      660,000,000     689,399,770
David Warnes                       29,396,107       917,377    66,000,000             0      660,000,000     689,396,107
Yukimasa Shiga                     26,744,501     3,568,983    66,000,000             0      660,000,000     686,744,501
Haruki Ogoshi                      27,729,395     2,584,089    66,000,000             0      660,000,000     687,729,395
Arinobu Sato                       27,729,756     2,583,728    66,000,000             0      660,000,000     687,729,756

         (ii) To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending September 30, 2006. At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:


                                  Class A Votes          Class B Shares         Class B  Votes           Total Votes
                               ----------------     -------------------    -------------------  ---------------------
For                                  30,152,602              66,000,000            660,000,000            690,152,602
Against                                 139,383                       0                      0                139,383
Abstain                                  21,499                       0                      0                 21,499



ITEM 6.           EXHIBITS

Exhibit Number  Description
--------------  ----------------------------------------------------------------

10.1* Employment Agreement by and between Philip F. Otto and the Company dated as of April 26, 2006.

10.2*           Amendment No. 1 to Employment Agreement by and between Susie L.
                Nemeti and the Company dated as of April 26, 2006.

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

* Filed as an exhibit to the Current Report on Form 8-K dated April 27, 2006 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OPTICAL COMMUNICATION PRODUCTS, INC.,
                                 a Delaware corporation


Date:     May 12, 2006           By:  /s/ Muoi Van Tran
         -------------                ------------------
                                      Name:    Muoi Van Tran
                                      Title:   Chairman of the Board,
                                               Chief Executive Officer and
                                               President


Date:     May 12, 2006           BY:  /s/ Susie Nemeti
         -------------                --------------------------
                                      Name:    Susie Nemeti
                                      Title:   Chief Financial Officer
                                               (PrincipalFinancial and
                                               Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number   Description
--------------   -----------

10.1* Employment Agreement by and between Philip F. Otto and the Company dated as of April 26, 2006.

10.2*           Amendment No. 1 to Employment Agreement by and between Susie L.
                Nemeti and the Company dated as of April 26, 2006.

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


* Filed as an exhibit to the Current Report on Form 8-K dated April 27, 2006 and incorporated herein by reference.