Form 10-Q
period 2006-06-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2006-08-11
CIK 1122668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes   [X]   No   [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer’ in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [_]	Accelerated Filer [_]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of July 31, 2006, there were approximately 47,371,000 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.

OPTICAL COMMUNICATION PRODUCTS, INC.

INDEX TO FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
OPTICAL COMMUNICATION PRODUCTS, INC.

BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
	June 30,	September 30,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$82,443	$83,975
Marketable securities	64,660	64,645
Accounts receivable less allowance for doubtful accounts and sales
returns of $303 at June 30, 2006 and $426 at September 30, 2005	8,500	9,481
Inventories	21,260	15,318
Income taxes receivable	1,200	-
Deferred income taxes	651	-
Prepaid expenses and other current assets	961	1,017

Total current assets	179,675	174,436

Property, plant and equipment, net	23,222	24,914
Intangible and other assets, net	1,002	902

TOTAL ASSETS	$203,899	$200,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,436	$3,169
Accounts payable to related parties	3,405	4,095
Accrued payroll and benefits	1,489	1,112
Accrued bonus	1,394	1,916
Other accrued expenses	1,428	1,322
Income taxes payable	-	130

Total current liabilities	11,152	11,744

OTHER LONG-TERM LIABILITIES	-	200
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; 200,000,000 shares authorized,
47,371,178 and 46,903,871 shares outstanding at June 30, 2006
and September 30, 2005, respectively.	47	47
Class B common stock $0.001 par value; 66,000,000 shares
authorized, 66,000,000 shares issued and outstanding at
June 30, 2006 and September 30, 2005	66	66
Additional paid-in-capital	134,671	133,024
Retained earnings	57,963	55,171

Total stockholders’ equity	192,747	188,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,899	$200,252

See Notes to Financial Statements

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

REVENUE	$14,913	$13,621	$51,003	$41,172

COST OF REVENUE	11,557	8,300	34,965	25,849

GROSS PROFIT	3,356	5,321	16,038	15,323

EXPENSES:
Research and development	2,521	3,510	8,280	11,155
Sales and marketing	1,203	1,120	3,705	3,574
General and administrative	1,612	1,219	5,551	3,660
Total expenses	5,336	5,849	17,536	18,389

LOSS FROM OPERATIONS	(1,980)	(528)	(1,498)	(3,066)

OTHER INCOME, Net	1,702	996	4,588	2,433

INCOME (LOSS) BEFORE INCOME TAXES	(278)	468	3,090	(633)

INCOME TAX PROVISION	159	-	298	-

NET INCOME (LOSS)	$(437)	$468	$2,792	$(633)

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$0.00	$0.02	$(0.01)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$0.00	$0.02	$(0.01)

BASIC SHARES OUTSTANDING	113,347	112,927	113,187	112,868

DILUTED SHARES OUTSTANDING	113,347	113,754	114,040	112,868

See Notes to Financial Statements

OPTICAL COMMUNICATION PRODUCTS, INC

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended June 30,
	2006	2005

Operating Activities:
Net income (loss)	$2,792	$(633)

Adjustments to reconcile net income (loss) to net cash from operatingactivities:
Depreciation and amortization of property, plant and equipment	2,242	3,727
Amortization of intangibles	325	675
Amortization of (discount) premiums on marketable securities	(636)	66
Deferred income taxes	(651)	-
Stock-based compensation expense	650	-
Changes in operating assets and liabilities:
Accounts receivable, net	981	27
Income taxes receivable	(1,200)	-
Inventories	(5,942)	(2,817)
Prepaid expense and other assets	(368)	(194)
Accounts payable	254	1,021
Accounts payable to related parties	(690)	1,111
Accrued payroll and benefits	377	(624)
Accrued bonuses	(522)	(2,629)
Other accrued expenses and income taxes payable	(434)	(491)

Net cash used in operating activities	(2,822)	(761)

Investing Activities:
Purchase of marketable securities	(44,379)	(39,747)
Maturities of marketable securities	45,000	50,000
Sale of assets to related party	1,000	-
Purchase of property, plant and equipment	(766)	(386)

Net cash provided by investing activities	855	9,867

Financing Activities:
Proceeds from the exercise of stock options	435	93

Net cash provided by financing activities	435	93

(Decrease) increase in cash and cash equivalents	(1,532)	9,199

Cash and cash equivalents, beginning of period	83,975	75,423

Cash and cash equivalents end of period	$82,443	$84,622

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$0	$0
Income taxes	$2,428	$0
Supplemental disclosure of non-cash transactions:
Purchase of property, plant and equipment through accounts payable	$13	$0

See Notes to Financial Statements

Optical Communication Products, Inc

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Optical Communication Products, Inc., a Delaware corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of June 30, 2006 and for all interim periods presented. The financial statements should be read in conjunction with the audited financial statements included in the annual report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The Company’s operations are primarily located in Woodland Hills, California. The Company is a majority-owned subsidiary of The Furukawa Electric Company, Ltd. of Japan (“Furukawa”). Furukawa beneficially owned 58.2% of the Company’s common stock at June 30, 2006, which accounts for 93.3% of the combined voting power of all of the Company’s outstanding stock.

Recent Accounting Pronouncement

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the company’s consolidated financial position and results of operations.

2.	COLORADO FACILITY CLOSURE AND ASSET TRANSER TO FURUKAWA

The Company permanently ceased the operations of its Broomfield, Colorado facility, a research and design facility where the Company had been focused on creating VCSEL technology for fiber optic communication networks, on January 31, 2006. The Company decided to cease the operation of its Colorado facility because the cost of Fabry-Perot lasers has been decreasing, making 1300 nm VCSEL technology less attractive as a cost-effective replacement, and because of the delay in development of the market for the next generation of optical modules. The Company does not plan to continue development of the technology, however, the Company will use the technology as it exists in manufacturing operations.

On February 10, 2006, the Company entered into an agreement with The Furukawa Electric Co., Ltd., the Company’s majority stockholder, to sell certain assets located at the Colorado facility related to VCSEL technology. The Company also granted Furukawa a non-exclusive, royalty-bearing license to use and exploit intellectual property related to the VCSEL technology. Under the terms of the license, Furukawa is required to pay the Company a royalty on sales of certain products utilizing the 1300nm VCSEL chip technology. Total cash consideration in the transaction was $1 million, in addition to the potential royalty payments. Because the sale involved the transfer of assets between two parties under common control, the proceeds in excess of the approximate $150,000 book value of the assets was credited to Additional Paid In Capital.

3.	STOCK BASED COMPENSATION

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment”, which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company implemented SFAS 123(R) as of October 1, 2005.

The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, compensation cost includes: a) compensation cost for all share-based payments granted prior to October 1, 2005, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The results for the prior periods have not been restated.

Periods prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosure required under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The Company generally did not recognize stock-based compensation expense in its statements of operations for periods prior to the adoption of SFAS 123(R) as options are generally granted at an exercise price equal to the market value of the underlying stock on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to the adoption date. For purposes of this pro forma disclosure, the value of options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three and nine months ended June 30, 2006 are not presented because stock-based compensation was accounted for under SFAS 123(R)’s fair-value method during this current period.

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
	(in thousands except per share amounts)
Net income (loss):
As reported:	$468	$(633)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:	(252)	(747)
Pro forma	$216	$(1,380)

Basic earnings (loss) per share
As reported	$0.00	$(0.01)
Pro forma	$0.00	$(0.01)

Diluted earnings (loss) per share
As reported	$0.00	$(0.01)
Pro forma	$0.00	$(0.01)

Adoption of SFAS 123(R)

During the three months and nine months ended June 30, 2006, the Company recorded stock-based compensation expense in accordance with SFAS 123(R), adopted on October 1, 2005. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options on their date of grant using a Black-Scholes fair value model, amortized on a straight-line basis over the vesting period of the options. The effect of recording stock-based compensation for the three and nine months ended June 30, 2006 was as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
	(in thousands except per share amounts)
Stock-based compensation expense by type of award
Employee stock options	148	613
Employee stock purchase plan	14	37
Total stock-based compensation expense	162	650
Tax effect of stock-based compensation expense	0	0
Net effect on net income	162	650

Effect on earnings per share
Basic earnings per share	0.00	0.01
Diluted earnings per share	0.00	0.01

As required by SFAS 123(R), management has estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest based on a 25% estimated forfeiture rate.

During the nine months ended June 30, 2006, the Company accelerated vesting of unvested stock options for 13 employees as part of the severance arrangements related to the closure of our

Colorado facility. We recognized approximately $52,000 of stock-based compensation expense related to this modification of terms.

Stock Options

The Company’s 2000 Stock Incentive Plan authorizes 12,121,680 options for grant and provides that options may have a maximum contractual term of 10 years, and become exercisable and vest in increments. The normal vesting is 25% per year. All options under this plan are granted with the exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the three and nine months ended June 30, 2006, the Company granted 38,000 and 279,228 stock options, respectively, with an estimated total grant-date fair value of approximately $83,000 and $489,000, respectively. During the three and nine months ended June 30, 2006, the Company recorded stock-based compensation related to stock options of $148,000 and $613,000, respectively, for all unvested options granted prior to and all options granted after the adoption of SFAS 123(R).

Employee Stock Purchase Plan (ESPP)

The Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase a limited amount of the Company’s common stock at a 15% discount to a defined fair market value. The stock-based compensation cost related to the plan for the three and nine months ended June 30, 2006 was $14,000 and $37,000, respectively. The total stock based compensation cost related to employee purchases of stock under the ESPP is amortized on a straight-line basis over a weighted-average period of approximately 1 year.

Valuation assumptions

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	88.2%	92.6%	88.2%	92.6%
Risk-free rate of return	5.1%	3.9%	4.7%	4.1%
Expected life (years)	8.0	8.0	8.0	8.0

Expected Volatility: The fair value of stock-based awards made through the three and nine month periods ended June 30, 2006 were valued using the Black-Scholes valuation model with a volatility factor based on the Company’s historical stock prices.

Risk-free Rate of Return: The Company based the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected life.

Expected Life: The Company’s expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards.

Estimating Forfeitures: The Company uses historical forfeiture experience to derive an estimated rate of forfeiture. Compensation expense for any period, as derived using the Black-Scholes valuation model, is adjusted based on this estimated rate of forfeiture.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

Stock Option Activity

The following is a summary of stock option activity during the three and nine months ended June 30, 2006:

Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price

Balance as of September 30, 2005	5,739,146	7,991,882	$ 8.49
Options granted	(195,228)	195,228	1.94
Options exercised	-	(63,024)	1.02
Options forfeited	120,440	(120,440)	2.09
Options canceled	106,855	(106,855)	8.81
Balance as of December 31, 2005	5,771,213	7,896,791	$ 8.49
Options granted	(46,000)	46,000	3.18
Options exercised	-	(230,083)	1.18
Options forfeited	24,589	(24,589	1.78
Options canceled	70,005	(70,005)	7.65
Balance as of March 31, 2006	5,819,807	7,618,114	$ 8.70
Options granted	(38,000)	38,000	2.64
Options exercised	-	(37,225)	.40
Options forfeited	3,327	(3,327)	2.76
Options canceled	28,205	(28,205)	8.77
Balance as of June 30, 2006	5,813,339	7,587,357	$ 8.71

The following table summarizes information regarding options outstanding at June 30, 2006:

                Options Outstanding                                Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.00– $1.69*	966,352	4.1	$ 0.60	848,399	3.8	$ 0.53
$1.81– $3.31*	1,559,930	7.9	$ 2.24	592,357	6.3	$ 2.33
$3.56– $4.55	30,400	8.4	$ 3.66	9,000	6.8	$ 3.97
$8.05– $9.72	47,520	5.1	$ 8.33	47,520	5.1	$ 8.33
$11.00–$17.38	4,983,155	4.3	$ 12.35	4,983,155	4.3	$ 12.35
	7,587,357	5.0	$ 8.71	6,480,431	4.4	$ 9.85

* The aggregate intrinsic value for options outstanding and exercisable options outstanding at June 30, 2006 was $1,408,607 and $1,260,751, respectively.

The weighted average estimated grant date fair value per share of options granted during the three and nine months ended June 30, 2006 was $2.19 and $1.82, respectively. The total intrinsic value of options exercised during the three and nine months ended June 30, 2006 was $73,000 and $555,000, respectively.

ESPP Activity

There were a total of 26,419 and 59,436 shares of the Company’s common stock issued at a weighted average purchase price of $1.42 and $1.41 pursuant to the employee stock purchase plan during the three and nine months ended June 30, 2006, respectively. There are a total of 50,027 shares available for future issuance under the plan at June 30, 2006.

Non-vested Options

As of June 30, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be substantially amortized in full by March 31, 2010.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2006	September 30, 2005

Raw materials	$12,600	$8,393
Work-in-process	6,523	5,094
Finished goods	2,137	1,831
Total inventories	$21,260	$15,318

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	June 30, 2006	September 30, 2005	Useful Life

Land	$6,729	$6,729
Building improvements	14,949	14,949	39 years
Machinery and equipment	19,415	20,419	5 years
Computer hardware and software	1,811	1,681	3 years
Furniture and fixtures	382	382	5 years
Leasehold improvements	181	181	9 years
	43,467	44,341
Less accumulated depreciation	20,245	19,427
	$23,222	$24,914

6.	INTANGIBLE AND OTHER ASSETS

The Company’s intangible assets by major asset class are as follows:

			Weighted Average
	June 30, 2006	September 30, 2005	Amortization Period
	(in thousands)		(Years)

Patents	950	950	5.0
Accumulated Amortization	(696)	(554)

Acquired Technology	1,216	1,216	5.0
Accumulated Amortization	(892)	(710)

Total intangible assets, net	$578	$902

Aggregate amortization expense related to intangible assets was approximately $108,000 and $225,000 for the three months ended June 30, 2006 and 2005, respectively and $325,000 and $675,000 for the nine months ended June 30, 2006 and 2005, respectively.

Following is a summary of future amortization expense in each of the next three fiscal years.

(in thousands)

Remaining three months fiscal 2006	$109
fiscal 2007	433
fiscal 2008	36

$578

Intangible and other assets also includes capitalized costs of $424,000 associated with the acquisition of GigaComm (see Note 9 to the financial statements).

7.	EARNINGS (LOSS) PER SHARE

The following is a calculation of basic and diluted income (loss) per share (“EPS”):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
BASIC EPS COMPUTATION
Net income (loss) applicable to common stock	$(437)	$468	$2,792	$(633)
Weighted average common shares outstanding	113,347	112,927	113,187	112,868
Basic earnings (loss) per share	$(0.00)	$0.00	$0.02	$(0.01)

DILUTED EPS COMPUTATION
Net income (loss) applicable to common stock	(437)	468	2,792	(633)
Weighted average common shares outstanding and common share equivalents	$113,347	$113,754	$114,040	$112,868
Diluted earnings (loss) per share	$(0.00)	$0.00	$0.02	$(0.01)

The weighted average diluted common shares outstanding for the three months ended June 30, 2006 and June 30, 2005 excludes the dilutive effect of approximately 6,239,877 and 7,070,357 options, respectively, which are excluded because their exercise price is in excess of the average market value of the Company’s Common Stock during the three month periods. In addition, for the three months ended June 30, 2006, there were stock options to purchase 1,347,480 shares outstanding that were excluded from the computation of diluted earnings per share because they were anti-dilutive as a result of the Company’s net loss for the period.

The weighted average diluted common shares outstanding for the nine months ended June 30, 2006 and June 30, 2005 excludes the dilutive effect of approximately and 6,233,849 and 7,101,901 options, respectively, which are excluded because their exercise price is in excess of the average market value of the Company’s Common Stock during the nine month periods. In addition, for the nine months ended June 30, 2005, there were stock options to purchase 589,406 shares outstanding that were excluded from the computation of diluted earnings per share because they were anti-dilutive as a result of the Company’s net loss for the period.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for certain facilities. Lease payments are made monthly. The Company’s leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the three months ended June 30, 2006 and 2005 was $46,000 and $113,000, respectively and for the nine months ended June 30, 2006 and 2005 was $258,000 and $379,000, respectively.

Following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at June 30, 2006:

(in thousands)
Remaining three months fiscal 2006	$42
2007	57
2008	42
2009	42
2010	42
Thereafter	36

Total minimum lease payments	$261

Warranty Accruals

The Company provides a standard warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company’s option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company’s warranty reserve (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Balance at beginning of period	$15	$38	$14	$31
Additions charged to expense	27	1	44	26
Deductions	(9)	(8)	(25)	(26)
Balance at end of period	$33	$31	$33	$31

Contingency

The landlord of our former Colorado facility has contacted us claiming that the Company is responsible for approximately $1,145,000 in environmental clean-up and related costs at that location. The Company disputes the landlord’s allegations and intends to contest these claims.

9.	SUBSEQUENT EVENT

On July 14, 2006, the Company entered into a Primary Stock Purchase Agreement (the “agreement”) with GigaComm Corporation, a Taiwan corporation , certain stockholders of GigaComm and YEONGYI (Asia) Co., Ltd., a Taiwan corporation, as a Selling Stockholder and the representative of the Selling Stockholders. Pursuant to this agreement, the Company will acquire at least 90% of the issued and outstanding shares of GigaComm common stock. The agreement also contemplates that additional holders of common stock holding at least three percent of the total issued and outstanding shares of GigaComm common stock will execute either a Secondary Stock Purchase Agreement or an Additional Stock Purchase Agreement and will sell all of their shares of GigaComm common stock to the Company. In connection with its acquisition of the GigaComm common stock, the Company will pay total consideration of $19,400,000 consisting of both cash payments to stockholders of GigaComm and the repayment of all of GigaComm’s outstanding debt obligations on the date that the Stock Purchase is consummated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to such financial statements included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed below in this Report under “Risk Factors” and elsewhere in this Report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended September 30, 2005.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, valuation of excess and obsolete inventory, warranty accruals, long-lived assets, SFAS 123(R) fair value calculations for stock-based compensation and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our Financial Statements.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $8.5 million and $9.5 million as of June 30, 2006 and September 30, 2005, respectively. The allowance for doubtful accounts and sales returns as of June 30, 2006 was $303,000, compared with $426,000 as of September 30, 2005. The allowance is based on our assessment of the collectability of customer accounts and potential returns. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer’s ability to pay and historical customer returns. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to deviate from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-downs

Our inventory balance was $21.3 million as of June 30, 2006, compared with $15.3 million as of September 30, 2005. At June 30, 2006 and September 30, 2005, inventory with a historical cost of $7.9 million and $9.0 million, respectively, had been written down as excess and obsolete inventory. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. We operate in a highly-volatile industry with high and unpredictable rates of inventory obsolescence. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We do not necessarily discard written down inventory and have, periodically, discovered that written down inventory was not obsolete or excess, as previously estimated. In those situations, the written down inventory is sold and reflected in cost of sales at the new written down basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected.

Long-Lived Assets

We monitor and evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. Our long-lived assets subject to impairment are our property, plant and equipment and our intangible assets which had net carrying values of $23.2 million and $578,000, respectively, at June 30, 2006. At our September 30, 2005 year-end, we estimated that undiscounted future cash flows would be sufficient to recover the value of our long-lived assets. However, these estimates of future cash flows are subject to change. Should these estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets. There were no indicators of long-lived asset impairment at June 30, 2006.

Stock-based Compensation

During the three and nine months ended June 30, 2006, the Company recorded stock-based compensation expense of $162,000 and $650,000, respectively, in accordance with SFAS 123(R), adopted on October 1, 2005. As described in Note 2 to the financial statements, this expense includes compensation expense related to the Company’s Employee Stock Purchase Plan. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options on their date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. In addition, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest based on a 25% estimated forfeiture rate. These assumptions represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

Income Taxes

At June 30, 2006 our deferred income tax assets were principally comprised of federal and state net operating loss carry-forwards and/or credit carry-forwards and differences between the book and tax bases of our inventories. The provisions of SFAS No. 109 “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. During 2006, we released valuation allowance to the extent of our estimated federal tax expense, as it is more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences will be realized. We expect to continue releasing the valuation allowance attributable to federal tax-based deferred tax assets on a quarterly basis to the extent of our federal tax expense and maintain the remaining valuation allowance until sufficient evidence exists to support full reversal of the valuation allowance on all deferred tax assets.

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

Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.2% of our outstanding shares of common stock and 93.3% of the combined voting power of all of our outstanding common stock as of the fiscal quarter ended June 30, 2006. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a one-year Master Purchase Agreement, which we entered into with Furukawa on October 1, 2003. This Agreement renews automatically on October 1 of each year unless it is terminated upon written notice by either Furukawa or us prior to renewal. This agreement was automatically renewed on October 1, 2005.

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

We operate in one industry segment, the design and manufacture of fiber optic subsystems and modules. We sell our products to communication equipment manufacturers, or CEMs, their contract manufacturers, or CMs, who incorporate them into systems they assemble for CEMs, and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment, and sales returns and allowances have been insignificant. Historically, a relatively small number of customers have accounted for a significant percentage of our revenue. Our 10 largest customers accounted for approximately 70.2% and 66.9% of our total revenue for the nine months ended June 30, 2006 and 2005, respectively. Alcatel, Cisco Systems and Huawei (including sales to each of their CMs) accounted for approximately 19.6%, 14.1% and 13.0%, respectively, of our total revenue for the nine months ended June 30, 2006. Cisco Systems and Alcatel (including sales to each of their CMs) accounted for approximately 16.7% and 16.3%, respectively, of our total revenue for the nine months ended June 30, 2005. No other end-user customer accounted for more than 10.0% of our total revenue for the nine months ended June 30, 2006 or 2005.

We also ship directly to CMs who place purchase orders with us directly. No such direct customer accounted for more than 10.0% of our total revenue for the three months or nine months ended June 30, 2006 or 2005. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

The unfavorable economic conditions in the United States that began in 2001 detrimentally affected the U.S. manufacturing industry, particularly sales of fiber optics equipment to service providers and communication equipment companies. Announcements by fiber optics equipment manufacturers and their customers at the time indicated that there was a reduction in spending for fiber optic equipment as a result of the economic slowdown and efforts to reduce then-existing inventories. Based on these and other factors, some of our customers reduced, modified, cancelled or rescheduled orders for our products and expressed uncertainty as to their future requirements. Despite an improvement in general economic conditions in the United States since that time, capital spending by service providers in the fiber optic communications industry on network infrastructure has remained substantially below pre-2001 levels. During the nine months ended June 30, 2006, we have seen a higher level of activity from our customers which resulted in an increase in new orders compared to previous quarters. We cannot provide any assurance that the increase in customer activity will continue or that our business will not be negatively impacted in the future as a result of our customers' declining business activities.

The average selling prices of our products generally decrease as the products mature from factors such as increased competition, the introduction of new products or technology, increased unit volumes, and price concessions required by our customers. We anticipate that average selling prices of our existing products will continue to decline in future periods although the timing and degree of the declines cannot be predicted with any certainty. In order to increase average selling prices, we must continue to develop and introduce, on a timely basis, new products that incorporate features that can be sold at higher average selling prices.

Our cost of revenue consists principally of materials, as well as salaries and related expenses for manufacturing personnel. Our materials include the purchase of several key components from a limited number of suppliers, or from a single supplier.

Our research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we may continue to expand our internal research and development capabilities in the future to develop new technology or products and, as a result, our research and development expenses in absolute dollar amounts may increase in future periods.

Sales and marketing expenses consist primarily of salaries and related expenses for sales and marketing personnel, commissions paid to sales personnel and independent manufacturers’ representatives, marketing and promotion costs. We believe that investment in sales and marketing is critical to our success. As a result, we may expand our sales and marketing operations and efforts in order to increase sales and market awareness of our products and these expenses may increase in future periods.

General and administrative expenses consist primarily of salaries, stock compensation and related expenses for our administrative, finance, information systems and human resources personnel, professional fees and other corporate expenses. Our legal and consulting fees include fees associated with our analysis of strategic alternatives, including future business opportunities that may be evaluated and pursued by our management and board of directors. Our financial expenses include internal expenses and consulting fees associated with our compliance to the rules and regulations associated with the Sarbanes-Oxley legislation, as well as other new or modified accounting rules and regulations. As a result, our general and administrative expenses in absolute dollars may continue to increase in future periods.

Results of Operations – Comparison of Three Months Ended June 30, 2006 and 2005

Revenues

(dollars in thousands)

Three Months Ended

June 30,

2006	2005

Revenues	$14,913	$13,621
Percentage Increase	9.5%

The increase in revenue was primarily a result of increased demand from existing customers. Revenue attributable to our top ten customers was approximately $1.7 million more in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The most significant product increase in absolute dollars was in Transceivers.

The following table sets forth revenue attributable to each of our product groups for the periods presented (in thousands).

	Three months ended June 30,
	2006		2005

Transceivers	$13,166	88.3%	$ 12,158	89.3%
Transmitters	844	5.7%	662	4.9%
Receivers	822	5.5%	671	4.9%
Other	81	0.5%	130	0.9%
	$14,913	100.0%	$ 13,621	100.0%

We cannot assure you that our increase in revenue will continue in future periods and revenue was lower in the third quarter ending June 30, 2006 as compared to each of the first two quarters of fiscal 2005. The average selling price in the quarter ended June 30, 2006 was 31% lower than the average selling price in the quarter ended June 30, 2006 even as the number of units sold was substantially greater in the current quarter. We continue to experience pressure from customers to make price reductions and the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products.

Gross Profit

(dollars in thousands)

Three Months Ended

June 30,

2006	2005

Gross Profit	$3,356	$5,321
Gross Margin	22.5%	39.1%

Cost of revenue increased 39.2% to $11.6 million in the quarter ended June 30, 2006 from $8.3 million in the quarter ended June 30, 2005. The decrease in gross margin is related to increases in direct labor and material costs as a percentage of sales. Labor increased as a percentage of sales to 6.9% in the quarter ended June 30, 2006 as compared to 4.0% of sales in the quarter ended June 30, 2005. This increase is attributable to increases in base compensation and a decrease in average selling price, which results in a greater number of units and related labor hours required to produce a certain level of revenue. Material costs increased as a percentage of sales to 52.6% from 40.3% in the quarters ended June 30, 2006 and 2005, respectively. Changes in product mix, increased raw material costs as a percentage of revenue and a decrease in average selling price for products sold are the primary factors in the increase in material costs as a percentage of revenue. In addition, the usage of previously written down inventory decreased to approximately $400,000 in the quarter ended June 30, 2006 from $543,000 in the quarter ended June 30, 2005. Such factors may continue to impact gross margin in the future.

Research and Development

(dollars in thousands)

Three Months Ended

June 30,

2006	2005

R&D Expense	$2,521	$3,510
Percentage Decrease	-28.2%

Research and development expenses decreased $989,000 in the quarter ended June 30, 2006 from the quarter ended June 30, 2005. The decrease in research and development expense is primarily related to the closure of the Colorado facility (see Note 2 to the financial statements). We believe that continued investment in research and development is critical to our future success and these expenses may increase in absolute dollars in the future.

Sales and Marketing

(dollars in thousands)

Three Months Ended

June 30,

2006	2005

Sales and marketing expense	$1,203	$1,120
Percentage Increase	7.4%

Sales and marketing expenses increased $83,000 for the quarter ended June 30, 2006 from the quarter ended June 30, 2005. The increase was primarily related to an increase in commissions paid to outside sales representatives due to increased revenues. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

General and Administrative

(dollars in thousands)

Three Months Ended

June 30,

2006	2005

G&A expense	$1,612	$1,219
Percentage Increase	32.2%

General and administrative expenses increased $393,000 in the quarter ended June 30, 2006 from the quarter ended June 30, 2005 including an increase of $357,000 in professional services. Our legal and consulting fees include fees associated with our analysis of strategic alternatives, including future business opportunities that may be evaluated and pursued by our management and board of directors. Our financial expenses include internal expenses and consulting fees associated with our compliance with new rules and regulations associated with the Sarbanes-Oxley legislation, as well as other new or modified accounting rules and regulations. During the quarter we capitalized approximately $424,000 of professional services related to the GigaComm transaction (see Note 9 to the financial statements). . We expect the GigaComm acquisition to be completed during our fourth quarter ending September 30, 2006. If for any reason the acquisition does not occur, we would charge these capitalized expenses to general and administrative expense in the fourth quarter.

Other Income, net

(dollars in thousands)

Three Months Ended

June 30,

2006	2005

Other income, net	$1,702	$996
Percentage Increase	70.9%

Other income, net increased $706,000 in the quarter ended June 30, 2006 from the quarter ended June 30, 2005. This increase was primarily due to the increase in investment income as the result of rising interest rates.

Income tax provision

(dollars in thousands)

Three Months Ended

June 30,

2006	2005

Income tax provision	$159	$-

The income tax provision of $159,000 for the quarter ended June 30, 2006 was comprised of foreign taxes in the amount of $149,000 and state income taxes of $10,000. There was no income tax provision recorded for the quarter ended June 30, 2005 due to the loss position and valuation allowance recorded against net deferred tax assets. There is no federal tax expense recorded during the quarter ended June 30, 2006 as we released valuation allowance to the extent of our estimated quarterly federal tax expense, as it is more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences will be realized.

Results of Operations – Comparison of Nine Months Ended June 30, 2006 and 2005

Revenues

(dollars in thousands)

Nine Months Ended

June 30,

2006	2005

Revenues	$51,003	$41,172
Percentage Increase	23.9%

The increase in revenue was primarily a result of increased demand from existing customers. Revenue attributable to our top ten customers was approximately $8.3 million more in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. The most significant product increase in absolute dollars was in Transceivers.

The following table sets forth revenue attributable to each of our product groups for the periods presented (in thousands).

	Nine months ended June 30,
	2006		2005

Transceivers	$ 44,676	88.3%	$ 35,792	86.9%
Transmitters	3,622	5.7%	2,529	6.2%
Receivers	2,476	5.5%	2,279	5.5%
Other	229	0.5%	571	1.4%
	$ 51,003	100.0%	$ 41,172	100.0%

We cannot assure you that our increase in revenue will continue in future periods and revenue was lower in the third quarter ending June 30, 2006 as compared to each of the first two quarters of fiscal 2006. The average selling price for the nine months ended June 30, 2006 was approximately 18% lower than the average selling price for the nine months ended June 30, 2005 even as the number of units sold increased significantly in the current nine month period. We continue to experience pressure from customers to make price reductions and the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products.

Gross Profit

(dollars in thousands)

Nine Months Ended

June 30,

2006	2005

Gross Profit	$16,038	$15,323
Gross Margin	31.4%	37.2%

Cost of revenue increased 35.3% to $34.9 million in the nine months ended June 30, 2006 from $25.8 million in the quarter ended June 30, 2005. The decrease in gross margin is related to increases in direct labor and material costs as a percentage of sales. Labor increased as a percentage of sales to 5.6% in the nine months ended June 30, 2006 as compared to 4.1% of sales in the nine months ended June 30, 2005. This increase is attributable to increases in base compensation and a decrease in average selling price which results in a greater number of units and related labor hours required to produce a certain level of revenue. Material costs increased as a percentage of sales to 47.1% from 40.7% in the nine months ended June 30, 2006 and 2005, respectively. Changes in product mix, increased raw material costs as a percentage of revenue and a decrease in average selling price for products sold are the primary factors in the increase in material costs as a percentage of revenue. In addition, the usage of previously written down inventory decreased to approximately $1.8 million in the nine months ended June 30, 2006 from $2.0 million in the nine months ended June 30, 2005. Such factors may continue to impact gross margin in the future.

Research and Development

(dollars in thousands)

Nine Months Ended

June 30,

2006	2005

R&D Expense	$8,281	$11,155
Percentage Decrease	-25.8%

Research and development expenses decreased $2.9 million in the nine months ended June 30, 2006 from the nine months ended June 30, 2005. Approximately $1.9 million of the decrease in research and development was related to the closure of the Colorado facility. In addition, there has been an approximate 7% reduction in engineering staff from June 30, 2005 to June 30, 2006 at other facilities, particularly in Woodland Hills. During the current fiscal year, engineering staffing at facilities other than Colorado have been as much as 13% lower than in the same period in fiscal 2005. As a result, compensation and benefits expense were approximately $700,000 less in the Woodland Hills facility during the current nine month period. Although we do not expect that the decrease in research and development expenses will have a material impact on our research and development efforts in the near future, we cannot be certain of its potential impact on a longer term basis. We believe that continued investment in research and development is critical to our future success and these expenses may increase in absolute dollars in the future.

Sales and Marketing

(dollars in thousands)

Nine Months Ended

June 30,

2006	2005

Sales and marketing expense	$3,705	$3,574
Percentage Increase	3.7%

Sales and marketing expenses increased $131,000 for the nine months ended June 30, 2006 from the nine months ended June 30, 2005. The increase was primarily related to an approximate $184,000 increase in commissions paid to outside sales representatives due to increased revenues offset by decreased spending for advertising of approximately $48,000. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

General and Administrative

(dollars in thousands)

Nine Months Ended

June 30,

2006	2005

G&A expense	$5,551	$3,660
Percentage Increase	51.7%

General and administrative expenses increased $1.9 million in the nine months ended June 30, 2006 from the nine months ended June 30, 2005, including an increase of $1.6 million in professional services. Our legal and consulting fees include fees associated with our analysis of strategic alternatives, including future business opportunities that may be evaluated and pursued by our management and board of directors. Our financial expenses include internal expenses and consulting fees associated with our compliance with new rules and regulations associated with the Sarbanes-Oxley legislation, as well as other new or modified accounting rules and regulations. During the quarter we capitalized approximately $424,000 of professional services related to the GigaComm transaction (see Note 9 to the financial statements). We expect the GigaComm acquisition to be completed during our fourth quarter ending September 30, 2006. If for any reason the acquisition does not occur, we would charge these capitalized expenses to general and administrative expense in the fourth quarter. Compensation related expense increased approximately $600,000, which is attributable to $296,000 of stock based compensation expense and an expansion of our accounting and executive staff. This was offset by a $400,000 decrease in other expense attributable to decreases in both D&O insurance and bad debt expense.

Other Income, net

(dollars in thousands)

Nine Months Ended

June 30,

2006	2005

Other income, net	$4,589	$2,433
Percentage Increase	88.6%

Other income, net increased $2.2 million in the nine months ended June 30, 2006 from the nine months ended June 30, 2005. This increase was primarily due to the increase in investment income as the result of rising interest rates.

Income tax provision

(dollars in thousands)

Nine Months Ended

June 30,

2006	2005

Income tax provision	$298	$-

The income tax expense was $298,000 for the nine months ended June 30, 2006 and was comprised of foreign taxes in the amount of $270,000 and state income taxes of $28,000. There was no income tax provision recorded for the nine months ended June 30, 2005 due to the loss position and valuation allowance recorded against net deferred tax assets. There is no federal tax expense recorded during the nine months ended June 30, 2006 as we released valuation allowance to the extent of our estimated federal tax expense, as it is more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences will be realized

Liquidity and Capital Resources

As of June 30, 2006, our primary source of liquidity was our cash and cash equivalents balance of $82.4 million and our marketable securities balance of $64.7 million, which consists primarily of United States Treasury notes and bonds. At September 30, 2005, we had $84.0 million in cash and cash equivalents and $64.6 million in current marketable securities.

Current assets and current liabilities

Since inception, we have financed our operations primarily with cash generated from operations. Additional financing has been generated through lines of credit and term loans, and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of June 30, 2006, our working capital was $168.5 million with a current ratio of 16.1:1 compared to our working capital of $162.7 million with a current ratio of 14.9:1 as of September 30, 2005. Inventory and accounts receivables were the main components of the increase in working capital and increasing revenues allowed us to increase these current assets without increasing current liabilities. We believe that additional cash could be borrowed if necessary; however, cash flow from operations, cash and equivalents, and marketable securities are expected to be sufficient to fund operations for the next twelve months.

Cash flows provided by/ (used in)

The following table sets forth, for the periods indicated, selected cash flow information (dollars in thousands):

Nine months Ended June 30

2006	2005
Operating Activities	$ (2,822)	$ (761)
Investing Activities	855	9,867
Financing Activities	435	93
Net (decrease) increase in cash and cash equivalents	$ (1,532)	$ 9,199

During the nine months ended June 30, 2006, net income as adjusted for non-cash depreciation and amortization contributed approximately $5 million to cash from operations. The most significant use of cash was a $5.9 million increase in inventory. Changes in other working capital items aggregated to an additional $1.9 million cash used in operating activities. During the nine months ended June 30, 2005, cash used by operations was the result of a net loss and a significant payout of accrued bonuses. There was also an increase in inventories during that period.

During the nine months ended June 30, 2006, cash provided by investing activities included $1 million attributable to the sale of assets to The Furukawa Electric Co., Ltd., the Company’s majority stockholder (see Note 2 to Financial Statements). The maturation of marketable securities net of the conversion of cash and cash equivalents to marketable securities provided cash of $620,000. Purchases of property, plant and equipment were $766,000. During the nine months ended June 30, 2005, cash provided by investing activities was primarily the result of the maturation of marketable securities net of the conversion of cash and cash equivalents to marketable securities for a net cash provided of $10.3 million as offset by capital expenditures of $386,000.

During the nine months ended June 30, 2006 and 2005 cash provided by financing activities was from the exercise of stock options.

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

We are currently exposed to interest rate risk on our investment portfolio. We do not have any term loan debt as of June 30, 2006.

The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $82.4 million, the majority of which is invested in money market and other interest bearing accounts. In addition, we have $64.7 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

As of June 30, 2006, our investment in marketable securities had a weighted-average time to maturity of approximately 136 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from one to thirteen months.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are effective as of the end of the period covered by this quarterly report based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

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

We are not currently involved in any material legal proceedings. We are not aware of any material legal proceedings threatened or pending against us. From time to time, however, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously.

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

Our fiber optic subsystems and modules are used primarily in MAN, LAN, and SAN applications. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 88.7%, and 88.9% of our revenue for the nine months ended June 30, 2006, and 2005, respectively.

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

We purchase several key components that we incorporate into our products from a limited number of suppliers. We also purchase the majority of our lasers from Furukawa under a Master Purchase Agreement. We do not have long-term supply contracts with any of our other key suppliers and our agreement with Furukawa is only for one year. Our dependence on a small number of suppliers and our lack of longer term supply contracts exposes us to several risks, including our potential inability to obtain an adequate supply of quality components, the discontinuance of key components from our suppliers, price increases and late deliveries. For example, we face the risk that price increases imposed on us by our suppliers will be higher than the price increases (or cost increases) imposed on our competitors when they purchase (or manufacture) similar components; and we face a corresponding risk that any price decreases that we are able to obtain from our suppliers will be less than the price decreases (or cost reductions) that our competitor’s obtain when they purchase (or manufacture) similar components. We have experienced shortages and delays in obtaining, and the discontinuation of key components in the past and expect to experience shortages, delays, and the discontinuation of key components in the future.

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

In the last two years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, on a percentage basis, those price reductions have been significantly less than the price reductions we have offered our customers, on products that incorporate these lasers, in response to competitive pressures and associated customer demands. As a result, our gross margins have been unfavorably impacted. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, and while we are exploring alternative sources of supply for the lasers we purchase from Furukawa including using GigaComm as a second source for lasers, we cannot assure you that these efforts will be successful in addressing and/or reversing this erosion in our gross margins.

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

We incur expenses from time to time that may not generate revenue until subsequent quarters such as expenditures required to increase manufacturing capacity. In addition, in connection with new product introductions, we incur research and development expenses and sales and marketing expenses that are not matched with revenue until a subsequent quarter when the new product is introduced. We cannot assure you that our expenditures on manufacturing capacity will generate increased revenue in subsequent quarters or that new product introductions will generate sufficient revenue in subsequent quarters to recover our research and development expenditures. If growth in our revenue does not outpace the increase in our expenses, our quarterly operating results may fall below expectations and cause our stock price to decline significantly.

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

In addition, existing and potential customers, especially in China, Japan and other international markets, may also become competitors. These customers have the internal capabilities to integrate their operations by producing their own optical subsystems and modules or by acquiring our competitors or the rights to produce competitive products or technologies, which may allow them to reduce their purchases or cease purchasing from us.

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

Our success and ability to compete is dependent in part on our proprietary technology. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods, to establish and protect our proprietary rights. Existing patent, copyright, trademark and trade secret laws afford only limited protection. While we are pursuing foreign patent protection, the laws of some foreign countries do not protect the unauthorized use of our proprietary technology and processes to the same extent as do the laws of the United States, and policing the unauthorized use of our products is difficult. Many U.S. companies have encountered substantial infringement problems in some foreign countries. Because we sell some of our products overseas, we have exposure to foreign intellectual property risks. Any infringement of our proprietary rights could result in costly litigation, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue.

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

The market for our products is characterized by rapid technological changes and evolving industry standards. If we do not respond to the changes in a timely manner, our products likely will not achieve market acceptance.

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

Our success depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Philip F. Otto, our Chief Executive Office and Interim Chief Financial Officer, Muoi Van Tran, our Chief Technology Officer, Susie Nemeti, our Senior Vice President of Corporate Affairs and Administration, Dr. Liew-Chuang Chiu, our Vice President of Manufacturing and Mohammad Ghorbanali, our Chief Operating Officer and Vice President of Technical Operations. Competition for employees in our industry is intense. We do not have life insurance policies covering any of our executives. There can be no assurance that we will be successful in retaining such key personnel, or that we will be successful in hiring replacements or additional key personnel. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base may prevent us from executing our growth strategy.

We will need to attract and retain highly qualified managers, sales and marketing and technical support personnel. We have had difficulty hiring the necessary engineering, sales and marketing and management personnel in the past. If we fail to hire and retain qualified personnel when needed, our product development efforts and customer relations will suffer. Some of our key management personnel have limited experience in managing the growth of technologically complex businesses in a rapidly evolving environment. If we are unable to manage our growth effectively, we will incur additional expenses that will negatively impact our operating results.

Our products may have defects that are not detected until full deployment of a customer’s system. Any of these defects could result in a loss of customers, damage to our reputation and substantial costs.

We design our products for large and complex fiber optic networks, and our products must be compatible with other components of the network system, both current and future. We have experienced in the past, and may continue to experience in the future, defects in our products. Defects in our products or incompatibilities in our products may appear only when deployed in networks for an extended period of time. In addition, our products may fail to meet our customers’ design specifications, or our customers may change their design specifications after the production of our product. A failure to meet our customers’ design specifications often results in a loss of the sale due to the length of time required to redesign the product. We may also experience defects in third party components that we incorporate into our products. We have experienced and may continue to experience the following due to our inability to detect or fix errors:

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

However, the landlord of our former Colorado facility has contacted us claiming that the Company is responsible for approximately $1,145,000 in environmental clean-up and related costs at that location. The Company disputes the landlord’s allegations and intends to contest these claims.   However, we expect that we will not be able to resolve this dispute without litigation. Further, any litigation resulting from this dispute could result in substantial costs and divert our management’s attention and resources.

We face risks associated with our international operations that could prevent us from marketing and distributing our products internationally.

Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 49.8%, and 42.7% of our revenue for the nine months ended

June 30, 2006, and 2005, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue.

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

We may not be able to maintain our listing on the Nasdaq Global Market and if we fail to do so, the price and liquidity of our Class A common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of securities on the Nasdaq Global Market. The current requirements affecting us include maintaining a minimum bid price per share of $1. Our bid price has been below $1 in the past. If the bid price of our Class A common stock drops below $1 per share and remains at that level for more than 30 consecutive trading days, we will be in violation of Nasdaq’s listing standards. If within 90 days thereafter, our Class A common stock does not have a minimum bid price of $1 per share for 10 consecutive trading days, Nasdaq will commence proceedings to delist our Class A common stock from the Nasdaq Global Market. If we fail to maintain continued listing on the Nasdaq Global Market and must move to a market with less liquidity, our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our Class A common stock.

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

Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of June 30, 2006 represented 93.3% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative will have on our stock price if accomplished. Uncertainties and risks relating to our exploration of strategic alternatives include:

•	the exploration of strategic alternatives may disrupt operations and distract management, which could have a material adverse effect on our operating results;
•	the process of exploring strategic alternatives may be more time consuming and expensive than we currently anticipate;

•	we may not be able to successfully achieve the benefits of the strategic alternative undertaken by us; and
•	perceived uncertainties as to the future direction of the Company may result in the loss of employees or business partners.

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC there-under, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and report on its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We may be required to comply with Section 404 as of September 30, 2007. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, including the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have an adverse effect on our business, results of operations and financial condition.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1*	Employment Agreement by and between Philip F. Otto and the Company dated as of April 26, 2006.
10.2*	Amendment No. 1 to Employment Agreement by and between Susie L. Nemeti and the Company dated as of April 26, 2006.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Current Report on Form 8-K dated April 27, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTICAL COMMUNICATION PRODUCTS, INC.,

a Delaware corporation

Date:	August 11, 2006	By:	/s/ Philip F. Otto
		Name:	Philip F. Otto
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2006	BY:	/s/ Philip F. Otto
			Name:	Philip F. Otto
Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Employment Agreement by and between Philip F. Otto and the Company dated as of April 26, 2006.
10.2*	Amendment No. 1 to Employment Agreement by and between Susie L. Nemeti and the Company dated as of April 26, 2006.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Current Report on Form 8-K dated April 27 , 2006 and incorporated herein by reference.