Form 10-K
period 2006-09-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2006-12-20
CIK 1122668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $0.001 par value	The Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer’’ in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $69,506,822 (based upon the last closing price for shares of the registrant’s common stock as reported by The Global Market System of the Global Association of Securities Dealers Automated Quotation System as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of November 30, 2006, there were approximately 47,426,348 shares of Class A Common Stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

OPTICAL COMMUNICATION PRODUCTS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Report, including without limitation under the caption “Risk Factors” beginning on page 15 of this Report, and the other documents we file with the Securities and Exchange Commission (“SEC”), including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto. All forward-looking statements attributable to Optical Communication Products are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I.

ITEM 1.	BUSINESS

We design, manufacture and sell a comprehensive line of high performance, highly reliable fiber optic modules for the metropolitan area networking, local area networking and passive optical networking (“PON”) markets. Modules are preassembled components that are used to build network equipment. Our modules are integrated into systems that address the bandwidth limitations in metropolitan area networks, (“MANs”), local area networks, (“LANs”) and fiber-to-the-home (“FTTH”) networks. Our products predominantly include optical transmitters, receivers and transceivers that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice, video and data traffic over public and private fiber optic networks. Our products support a wide range of network applications, transmission speeds, distances and standards, including international transmission standards.

The Company was founded in October 1991 with initial funding from The Furukawa Electric Company, Ltd. of Japan (“Furukawa”). We offer a comprehensive line of high performance, cost-effective solutions to our customers supported by volume production capabilities. We believe that our close working relationship with leading fiber optic communication equipment manufacturers allows us to quickly design and build advanced fiber optic modules, enabling our customers to focus on their core competencies in designing and building overall systems. Our customers include communication equipment manufacturers, such as Alcatel, Cisco Systems, Fujitsu Network Communications, Huawei Technologies, JDSU, Nortel Networks and Telrad Telecommunication some of whom purchase through contract manufacturers such as Celestica, Flextronics, Plexus, Sanmina-SCI, Jabil and Solectron.

The Company acquired 96.88% of the stock of GigaComm Corporation, a Taiwan corporation (“GigaComm”) on August 24, 2006 (see Part IV, Item 15, Note 3 to the consolidated financial statements). GigaComm was founded in 2000, has its headquarters and manufacturing facilities in the Hsinchu Science-Based Industrial Park in Taiwan, ROC, and has approximately 300 employees. GigaComm is a leading supplier of FTTH modules in Japan, which is presently the world’s largest FTTH market.

Industry Background

Increased network traffic

During the past several years, the amount of voice, video and data traffic transmitted over communication networks has increased significantly. This growth is primarily attributed to the rapid growth and popularity of data intensive applications, such as Internet access, distance learning, web hosting, real-time data backup, e-mail, video conferencing, multimedia file transfers and the movement of large blocks of stored data across networks. To meet this demand, communication service providers upgraded their communication networks to expand capacity, which greatly reduced transmission costs per bit. This cost reduction has, in turn, further increased the demand for and usage of communication networks. This cycle, increased demand fueling increased capacity at reduced costs and increasing demand further, has enabled the growth in voice, video and data traffic across networks.

Evolution of network infrastructure

Communication networks were originally designed to handle voice traffic. The infrastructure of existing prior generation or legacy networks consists of copper cabling along which voice communications are transmitted in the form of electronic signals. While copper cabling is generally a reliable transmission medium, its ability to transmit large volumes of data at high speed is limited, and it is prone to electromagnetic interference, or EMI, from nearby electronic equipment and other sources. EMI interferes with the transmission of a signal and degrades signal quality.

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

Widespread deployment of fiber optic technology initially occurred in the long-haul networks. Long-haul networks connect the communications networks of metropolitan areas around the world and facilitate the transport of large amounts of voice, video and data traffic over long distances, up to thousands of miles. Companies designing equipment for this segment have typically focused on providing as much bandwidth as possible between any two locations. The long-haul market was the first to face increasing network congestion as data, aggregated from expanding MAN and LAN infrastructures, began to overload long-haul networks. Long-haul network managers, focused on maintaining network performance, were the first to adopt advanced modules to increase the capacity of existing fiber. Long-haul network managers have typically been concerned more about network performance than transmission equipment cost because the cost of increasing the capacity of long-haul networks through adding fiber is expensive relative to upgrading the transmission equipment to higher data transmission rates.

The build-out of optical long-haul networks through the adoption of advanced modules to increase capacity represents an important step in improving network infrastructure to support increased demand for new services and greater traffic volumes. While optical fiber continues to be deployed, and its transmission capacity expanded in long-haul networks, fiber optic technologies are increasingly being adopted to support high data rate connections to link end-users to the long-haul networks.

Metropolitan area networks and local area networks

Metropolitan area networks consist of metro core and access networks. Metro core networks are the distribution points between long-haul networks and metro access networks. In a typical system, a long-haul network connects to a city-wide MAN through which long-haul data is aggregated by network managers, such as Internet service providers or ISP and distributed to local users via an access network. Metro core networks enable enterprises and service providers to interconnect network systems over areas ranging in size from as small as a city block or corporate campus to a wider geographic area.

Metro access networks connect business and residential end-users to metro core networks. These end-users have increasingly demanded higher-speed connections to take advantage of new data-intensive, multimedia-centric applications. Access networks traditionally have used relatively slow copper cable based connections. A number of high-speed transmission technologies have been developed to improve the speed of access networks, including digital technologies such as digital subscriber line or DSL and cable modem technologies. DSL technology utilizes the legacy copper-based infrastructure to provide users with increased bandwidth at low cost. Cable modems, which connect computers to local cable TV lines, also provide users with access to high bandwidth at low cost. As these high data rates and new services become more widely available to end-users, legacy copper cable connections are expected to become increasingly insufficient to meet demand. Consequently, service providers are beginning to deploy fiber optic cable directly to end-users or to neighborhood distribution points, enabling the business or residential end-user to access and utilize a wide range of current and future network-based services.

Local area networks connect users within a building or groups of buildings. These networks were originally developed as copper cable networks using standards such as Ethernet and Fast Ethernet. As performance requirements surpassed the limitations of copper-based deployments, these networks were upgraded to support multimode fiber optic solutions to address the expanding application needs of the end-user. As the data rate and transmission distance requirements of these networks increase further, they are being upgraded with single mode fiber optics technology to support the newest generations of high-speed networking standards, such as Gigabit Ethernet and 10 Gigabit Ethernet.

Market Opportunity

With increasing volumes of digitally-based data being transmitted across long-haul networking infrastructures, the MAN topology is often viewed as the limiting factor in overall network performance. In addition, LAN, and FTTH segments are also requiring greater bandwidth and performance capabilities to address data traffic congestion. As a result, network managers have been upgrading their LAN and MAN infrastructures to higher speeds using optical transmission technologies and high-speed networking standards such as Gigabit Ethernet, SONET/SDH, Fibre Channel (quad speed), Fast Ethernet and 10 Gigabit Ethernet.

As demand for bandwidth grows, service providers are likely to require increasingly sophisticated systems to support and meet the requirements of MAN, LAN and FTTH applications and networks, such as cost-effectiveness and reliability in harsh environmental conditions. The projected demand for such networking equipment has led to the expansion of production by existing optical component manufacturers, as well as the creation of new companies in Asia offering cost-effective fiber optic components. This increased competition and resulting lower component cost structure has accelerated price and margin erosion in this market.

The market demands on fiber optic communication equipment manufacturers to produce optical networking solutions for the MAN, LAN and FTTH markets have given rise to a number of significant technical challenges, including the following:

•	Providing solutions that balance performance and cost. The metropolitan market requires optical modules that are designed specifically to meet the unique performance and cost requirements of this market.

•	Providing long distance operation in MAN applications where interconnection distances can range from a few kilometers (km) up to 200km. Systems that are unable to transmit over long distances require expensive repeaters to boost and regenerate signals, raising the overall cost of the solution to the end-customer.

•	Providing wide operating temperature range in metro networks where equipment is located in remote locations with no environmental control. Products that operate from -40 to 85 degrees Celsius are a necessity in this market. This is in contrast to long-haul network and local area networks where equipment is deployed within temperature controlled buildings.

•	Delivering products that address the demand for increasingly smaller packages to provide higher port density requires greater component miniaturization, thermal and EMI engineering design expertise.

•	Supporting a wide range of data rates, transmission distance requirements, network standards, optical interfaces and packaging options requires that fiber optic communication equipment manufacturers offer a broad range of products.

•	Producing increasingly integrated products requires cross-disciplinary expertise in optics, circuit design, packaging, software, microwave and radio frequency engineering.

•	Responding to demands for shorter lead times requires manufacturers to design products and scale production rapidly.

•	Producing systems to handle increasingly higher data rates in compliance with Federal Communications Commission standards for controlling spurious radio frequency emissions which produce electro-magnetic interference (EMI) requires advanced fiber optic subsystem and module design.

•	Responding to customer requirements for “customized” standard products requires scalable base-line designs.

Current Industry Environment

The fiber optic components industry is highly competitive. Capital spending by service providers, who purchase equipment from our customers, though increasing slightly over the past three years, has remained substantially below pre-2001 levels. This has resulted in substantial pricing pressures on equipment suppliers. Equipment suppliers, who purchase components from us and our competitors, typically specify interchangeable, multi-sourced, standards-based components. Equipment suppliers who purchase optical components from us and our competitors are consolidating their approved vendor lists in order to reduce their costs. These factors have led the increasing commoditization of optical components; and, in combination with soft demand, has resulted in relentless downward pressure on ASPs and margins throughout the components industry over the last several years. These factors could also negatively impact the future business opportunities available to smaller niche suppliers. Suppliers of optical components have shifted manufacturing and sourcing operations to Asia in order to lower manufacturing costs. Because visibility in the industry remains limited, particularly in the U.S. and Europe, we cannot provide any assurance as to the timing or extent of any increased revenues that we may receive as a result of future industry developments.

Our Solution

We design, manufacture and sell a comprehensive line of high performance, reliable fiber optic modules that are used in fiber optic transmission systems. Our modules are integrated into systems and address the bandwidth limitations in MAN, LAN, and FTTH infrastructures. We provide communication equipment manufacturers with high-value, cost-effective optical solutions to meet the market requirements of the MAN, LAN, and FTTH industry segments, allowing them to focus on their core competencies of designing and building overall systems.

We provide our customers with the following key benefits:

•	High-performance, high reliability, cost-effective products — Our portfolio of high performance modules enables optical networks to operate at high data transmission rates, transmit signals over a variety of distances up to 200km and operate in wide temperature ranges of between -40 to 85 degrees Celsius. Our products are engineered using advanced packaging technologies and feature low levels of radiated EMI. Our products are qualified under requirements established by Telcordia (formerly Bellcore), an engineering firm that establishes standards (known as “generic requirements”) and specifications for the telecommunications industry, including standards and specifications for fiber optic system components. The Telcordia requirements relate to the environmental, electrical and optical testing of fiber optic transmitters and receivers, to ensure that they offer the high reliability required for critical applications. Our products are engineered to meet the specific distance, temperature and other performance requirements of the MAN, LAN, and FTTH markets.

•	Comprehensive product line — Our comprehensive fiber optic product line provides communication equipment manufacturers with a broad range of solutions for MAN, LAN and FTTH applications. Our modules are available with all the common fiber optic interfaces, and are available in a wide variety of thru-hole and pluggable package styles. They support a wide range of data rates, standards, wavelengths and transmission distances.

•	Innovative design capabilities — We believe that our expertise in high-speed electronic circuit design and packaging of fiber optic devices, enhanced by our close working relationships with customers, enables us to provide innovative modules for the MAN, LAN, and FTTH markets. Our engineers work closely with Furukawa and other suppliers to integrate advanced semiconductor lasers and custom fiber optic packaging techniques. We also have expertise in designing the complex transmitter circuitry that converts a digital logic signal into the proper signal for modulating laser or light emitting diode. We design and manufacture our own fiber optic receiver subassemblies using our proprietary automated processes. As a result of our fiber optic device design expertise and our close customer relationships, we are able to quickly adapt our products to respond to new standards and our customers’ requirements for modules.

•	Reduced time to market — Our modules allow communication equipment manufacturers to design and assemble fiber optic interfaces as easily as standard electronic components by eliminating the need for complex setup of individual lasers, light emitting diodes or optical detectors. By working closely with our customer design teams, we are able to provide optimized solutions that are cost-effective and meet time to market objectives.

•	Scalable manufacturing capabilities — Our broad portfolio of products use modular designs which enable us to rapidly configure and manufacture modules to meet each customer’s specifications and to rapidly scale our production to deliver these products in volume. We can easily customize our products for example by implementing different electrical connections, or pin configurations, voltages and package sizes as requested by our customers, without impairing the functionality of our products.

Products

We offer a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are pre-assembled components that are used to build network equipment. Our products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks. We believe our products’ technical specifications meet or exceed industry standards for fiber optic modules.

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

Current products

Transmitters and Receivers — Transmitters convert an electronic digital input signal into an optical output signal for transmission over a fiber optic network. Receivers detect optical signals from a fiber optic network and convert them into an electronic signal in standard digital/logic format for further signal processing. We offer separate transmitter and receiver modules that provide our customers with the greatest flexibility in product design by allowing them to place transmitters and receivers separately according to design specifications.

Our optical transmitter and receiver products support the SONET/SDH, Fast Ethernet, and Gigabit Ethernet transmission standards and are offered in a wide range of data rates, transmission distances and packaging options.

Transceivers — Optical transceivers are products that contain both a transmitter and a receiver in a single package and serve as high data rate interconnects between network devices, such as routers, switches, servers and access elements. Our optical transceivers are available in a wide variety of fiber optic interfaces, or form factors, and support a wide range of data rates, wavelengths, modes and transmission distances. Our transceivers support the SONET/SDH, ATM, Fast Ethernet, Gigabit Ethernet, Gigabit Ethernet Passive Optical Network (GePON), Gigbabit Passive Optical Network (GPON), ESCON and Fibre Channel transmission standards.

SFP Transceivers — Small form-factor pluggable, or SFP, transceivers are “hot-pluggable” optical transceivers that can be removed or inserted into the equipment without turning off the power of the system. This feature allows our customers to readily reconfigure their systems without interrupting their network services, thereby, eliminating system downtime during upgrades and maintenance. Our cam latches are color coded to provide the end-user with an easy way to identify module types in an installed system.

Our SFP transceiver is available in a variety of distances and speeds and uses the popular small form factor LC fiber optic connector interface, allowing fiber optic equipment makers to increase their port density. They are also offered in speeds from 155 Mb/s up to 2.5Gb/s including multimode LED and 850nm VCSEL light sources as well as single mode 1310nm and 1550nm lasers. We provide commercial and industrial temperature ranges for many of our SFP transceiver models.

CWDM Transceivers — Coarse wavelength division multiplexing, or CWDM, transceivers, allow the mixing of optical signals by utilizing different wavelengths. The CWDM transceivers use lasers with wide channel wavelength spacing, typically 20 nm, which allows the equipment to achieve a lower overall system cost. This lower cost is the result of a lower transmitter cost since no temperature and wavelength control is needed, as well as a lower optical MUX/DMUX cost due to wider tolerance on the wavelength stability and bandwidth.

Our CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC, SFF and SFP, and provide eight wavelength channels at nominally 1471 nm, 1491 nm, 1511 nm, 1531 nm, 1551 nm, 1571 nm, 1591 nm, and 1611 nm. They are available in a multi-rate format that allows operation at all speeds from 100 Mb/s Fast Ethernet up to 2.5Gb/s SONET/SDH. Our Gigabit Ethernet CWDM product family is available in an industrial operating temperature option (-40 to +85 degrees Celsius).

Bi-Directional Transceivers — Bi-Directional transceivers allow full duplex transmission utilizing a single fiber. These transceivers incorporate lasers, receivers and optical filters, allowing simultaneous transmission and reception from a single port or a single fiber. The advantage of Bi-Directional transceiver modules is lower material cost, lower installation cost and lower operational cost for fiber installations, as a result of having to purchase, install, maintain, and administer fewer fibers.

Our Bi-Directional transceivers are available in industry standard pluggable modules (SFP) and are compliant to the industry standard known as EFM (Ethernet for First Mile). The data transmission rates are 1250Mb/s and 125Mb/s, which are the Gigabit Ethernet and Fast Ethernet standard rates, respectively. Our Gigabit Ethernet and Fast Ethernet Bi-Directional product families are available in an industrial operating temperature option (−40 to +85 degree Celsius).

DWDM Transceivers — Dense wavelength division multiplexing, or DWDM, transceivers, allow the mixing of optical signals by utilizing different wavelengths. The DWDM transceivers use lasers with narrow channel wavelength spacing, typically 0.8 nm or 100GHz. DWDM transceivers enable an optical transport system to increase the transmission capacity over a single fiber.

Our DWDM transceivers are available in the SFP package, and provide 44 wavelength channels. They are available in a multi-rate format that allows operation at all speeds from 125Mb/s up to 2.67Gb/s and accommodate reaches up to 200km.

GePON products — Our GePON product offering supports ONU (optical network unit) and OLT (optical line terminal) applications. The GePON modules transmit a duplex 1.25Gb/s optical signal over a single fiber between the OLT and ONU modules. The OLT module transmits via a 1490nm FP laser source and the ONU unit transmits via a 1310nm FP laser source.

Products under development

Our product development efforts have, and will continue to be, focused on developing new products and technologies to support increased transmission speeds, distances and capacities. We have been developing products to support future generations of fiber optic MAN, LAN, and PON by utilizing CWDM, DWDM, and to address 10 Gb/s transmission standards for distances up to 80Km.

Wavelength division multiplexing is a technology that allows multiple signals to be sent along the same optical fiber by using different colors of light for each signal. We have expanded efforts in this area to cover SONET/SDH and Gigabit Ethernet applications for multiple operating temperature ranges. We have introduced products in CWDMs for distances of up to 120Km at the Gigabit Ethernet rate. We plan to develop CWDM optical transceivers operating up to 2.67 Gb/s with an extended operating temperature range (−40 to +85 degrees C).

We plan to introduce optical transceivers using DWDM as well as CWDM technologies. These are being designed to allow the mixing of optical signals using different standards, such as SONET/SDH, Asynchronous Transfer Mode, or ATM, and Gigabit Ethernet, by utilizing different wavelengths. Several of our customers have tested our DWDM products for distances of up to 120Km. We also plan to develop DWDM products in the same platform for distances up to 300Km.

We have development programs for the SFP+ multi-source agreement (MSA) form factor. These modules are intended to address the next generation of high-density 10 Gigabit Ethernet applications.

In August 2006, we acquired 96.88% of privately-held GigaComm, a Taiwan-based supplier of PON FTTH components. GigaComm is currently a leading supplier of FTTH modules in Japan, which is presently the world’s largest FTTH market. GigaComm provides PON components to many of Japan’s leading technology companies, including Mitsubishi Electric Company. We plan to introduce products to support the GPON market.

We believe that some of our competitors are developing products similar to those that we have under development. While we are currently developing products in all of the areas described above, we may choose to prioritize or redirect our development efforts in response to market demands. Therefore, it is not certain that we will introduce products for any or all of the categories listed above.

Customers

We sell our products to communication equipment manufacturers, or CEMs, directly and through contract manufacturers, or CMs, who incorporate them into systems they assemble for CEMs. Contract manufacturers assemble specific products for CEMs. We define our customers as CEMs who have purchased our products directly or ordered our products for incorporation into systems produced by contract manufacturers, such as Celestica, Flextronics, Plexus, Sanmina-SCI, Jabil and Solectron.

A small number of end customers have historically accounted for a significant portion of our total revenue. For the fiscal year ended September 30, 2006, our 10 largest customers accounted for 70.1% of our total revenue, with Alcatel, Cisco Systems and Huawei (including sales to each of their contract manufacturers) accounting for approximately 22.1%, 14.6% and 13.0% of our total revenue, respectively. No other customer accounted for more than 10.0% of our revenue during the fiscal year ended September 30, 2006.

Technology

The development and manufacture of high-performance fiber optic modules for MAN, LAN, and FTTH require diverse technical skills and expertise. We believe that our understanding of fundamental optical devices, their packaging and high speed circuit design allows us to extend the performance of low cost packaging and technology, which we originally designed for smaller local area networks, to provide the high-performance required for fiber optic MAN, LAN and FTTH. Key elements of our technological capabilities include:

•	Optical device technology — We understand the performance requirements for many optical devices for use in fiber optic systems. There is a wide range of optical source and detector technologies available, and these must be optimized for each application.

•	Optical packaging/subassembly design — We work closely with Furukawa and other suppliers to combine advanced semiconductor laser designs and custom optical packaging techniques to produce advanced optical subassemblies. Less than one micron tolerances, or variability in the alignment of components, are required in these laser packages and reliability specifications require us to hold these mechanical tolerances over a wide range of temperatures and the specified life of our products. A micron is one thousandth of a millimeter. We believe these designs and technologies improve the performance of our products as well as enhance yields and reduce material costs. We also design our receiver packages for automated assembly, and we design and manufacture our own optical subassemblies for our receivers.

This allows us to provide design flexibility, high-performance, and the ability to manufacture in volume.

•	Integration of GigaComm lasers — We are working to integrate the GigaComm laser devices into our existing product lines as a second source to our existing Furukawa sourcing arrangement. We believe the addition of GigaComm as a laser source to our product lines will improve lead times and current cost structures.

•	Links with Furukawa — We have worked closely with Furukawa to develop new optical devices for our products using technology that they have developed. Furukawa supplies us with the majority of the optical devices, such as lasers, needed for some of the optical subassemblies used in our products. We plan to continue to use Furukawa’s lasers in our new products whenever such devices are available from Furukawa.

•	Electronic circuit design — We have the expertise to design complex transmitter circuitry that converts a digital logic signal into the proper signal for the laser or light emitting diode. This circuit has compensation and feedback control loops that change the current to maintain constant optical power output. This electronic signal must also be modulated and the waveform of the modulation must be carefully controlled to ensure that the optical output meets the fiber optic communications equipment manufacturer’s defined specifications. We also have considerable expertise in designing receivers to minimize the effects of external noise that can significantly affect the performance of a receiver. Our products operate at speeds up to 2.5 Gb/s and we are working to develop future products to work at 10 Gb/s. At these speeds, microwave and radio frequency design techniques must be used to ensure that the waveforms do not degrade and meet the parameters defined in standards. We believe our technical competencies in these areas enable us to produce fiber optic modules with low electromagnetic interference emission levels.

•	Fast product development cycle time — Our products are designed using a building block approach that allows us to combine different subassemblies in different ways to provide a wide range of products. Our integrated subassemblies allow us to quickly adapt our products to respond to new standards and our customers’ requirements for special modules. This ability, in combination with our market knowledge, allows us to select the commercial opportunities we believe to be the best and provide samples and production volumes in very short time frames.

Manufacturing

We assemble, burn in and test all of our products in our facilities in Woodland Hills, California and in Hsinchu, Taiwan. We also conduct all of our manufacturing engineering, quality assurance and documentation control at these facilities.

In August 2006, we acquired GigaComm which is a leading supplier of FTTH modules in Japan, the world’s largest FTTH market. In addition, GigaComm is a vertically integrated laser manufacturer of Fabry Perot and Distributive Feedback lasers.

In November 2006, we announced an agreement with SAE Magnetics (H.K.) Limited, a wholly-owned subsidiary of TDK Corporation to manufacture certain of the Company’s product lines in China commencing in the summer of 2007. The Company will maintain its existing manufacturing facilities in Woodland Hills, California, and Hsinchu, Taiwan, but intends to reduce these workforces once manufacturing at SAE begins. In connection with this workforce reduction, the Company expects to incur one-time transition charges of approximately $3 million to $3.5 million during the fiscal year ended September 30, 2007. We use a number of subcontractors and suppliers, including Furukawa, to supply subassemblies. We rely upon domestic and international contract manufacturers for most of our printed circuit board assembly. Our manufacturing supply chain management team manages these relationships supported by our research and development group. Other than the new manufacturing agreement with SAE, we do not have any long-term contracts with any of our contract manufacturers and none of them are obligated to perform assembly services for us for any specific period or at any specific price, except as may be provided in a particular purchase order.

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

Research and Development

In fiscal 2006, 2005, and 2004, our research and development expenses were $11.5 million, $14.6 million and $17.0 million, respectively. Our research and development activities are focused on enhancing our existing products, developing new products to meet the evolving needs of our customers within our existing markets and supporting emerging standards that are consistent with our product strategies.

The GigaComm acquisition gives the Company access to a talented pool of engineers in Taiwan which we believe will enhance our research and development efforts. In addition, Furukawa has developed a number of innovative components that we have integrated into our products. We plan to continue to collaborate with Furukawa to take advantage of their optical component technology wherever appropriate. We also intend to develop relationships with other suppliers of components in addition to those supplied by Furukawa to the extent practicable.

Sales, Marketing and Technical Support

We sell our products primarily through our worldwide direct sales force supported by independent manufacturers’ representatives and distributors. Our direct sales force and field applications engineering team maintains close contact with our customers and provides technical support to our manufacturers’ representatives and distributors. We maintain regional sales offices in Northern and Southern California, Texas, New Hampshire, Canada, the United Kingdom, Taiwan and Japan. In addition, we have direct sales personnel located on the East Coast of the United States, working from home offices. Our headquarters customer service department in Woodland Hills, California provides day-to-day updates on orders and deliveries to our customers world-wide, excluding Europe and Japan’s FTTH products. We also have a satellite customer service operation in our United Kingdom facility to better address our growing European customer base and a customer service operation at GigaComm to service its customers in Asia.

We have established contractual relationships with manufacturers’ representatives and distributors in Europe, Israel, Japan and Asia. Manufacturers’ representatives and distributors are third parties who provide commercial and technical support in selling our products to customers. Manufacturers’ representatives represent us with customers, but customers place orders directly with us. We pay the manufacturers’ representatives a fee for this service. Distributors perform the same function, but differ in that the distributor buys products from us and resells them at a profit to the end customer. We have short-term contracts with our manufacturers’ representatives and distributors, which can be cancelled by either party upon 30 days notice. We intend to expand our indirect sales activity by establishing relationships with additional independent manufacturers’ representatives and distributors. Please refer to Part IV, Item 15, Note 16 to our consolidated financial statements for further information about our sales to particular geographic areas.

We focus our marketing on OEMs in the fiber optic MAN, LAN, and FTTH markets. Our intent is to become a market driven supplier that provides cost-effective, value-add solutions to our customer base. Our efforts in the development of an effective branding campaign are to better position our strengths as a customer-focused supplier of a broad product portfolio that addresses optical applications. Key elements of our marketing initiatives are as follows:

•	Utilization of the overall marketing resources to provide more focus on industry segments, to identify and drive new product efforts, to position our company strengths with our customers as well as the technical community, and to introduce new revenue opportunities into the company product portfolio.

•	The development of key marketing relationships at our identified strategic accounts with high-level decision makers to better position us for current and next-generation opportunities during the product development and specification defining phases.

•	Utilization of our applications engineering group to provide our customers with complete pre- and post-sales technical support on our products, including design and troubleshooting assistance. We have added geographically-based field applications engineers to service key regional design centers to support the sales efforts.

•	The implementation of a marketing communications plan to focus efforts on strategic corporate branding and positioning initiatives in advertising, press relations, tradeshow events, web site development, speaking engagements, and publication opportunities. Our web site includes a part number search engine and provides customers with a comprehensive listing of our broad product portfolio.

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

Backlog

Backlog consists of orders for shipments with release dates from our customers. As of September 30, 2006 and September 30, 2005, our backlog was approximately $8.6 million and $11.7 million, respectively. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. Backlog comparisons on a year to year or quarter to quarter basis may not be meaningful as our backlog is unpredictable and fluctuates monthly. Substantially all of this backlog would be expected to ship in the first quarter of fiscal 2007 ending December 31, 2006.

Competition

The MAN, LAN, and FTTH markets for optical modules for OEM applications are highly competitive and subject to rapidly changing technology. We believe the primary competitive factors impacting our business are as follows:

•	Breadth of product portfolio;

•	Competitive market-level pricing;

•	Time to market of new product introductions;

•	Established relationships with key customers;

•	Capability to scale production requirements;

•	Quality and reliability of products;

•	Complete technical documentation for product lines;

•	Financially stable suppliers;

•	Ability to provide technical design support;

•	Scope and responsiveness of service and technical support;

•	Compliance to industry standard specifications; and

•	Meeting the customer design phase timelines for product qualification.

We believe that we have established a favorable position in the MAN, LAN, and FTTH markets by identifying and focusing on fiber optic modules specifically for these segments. We believe that we are focused on these markets with a combination of comprehensive product portfolios, management and design expertise, market understanding and manufacturing capabilities. We compete primarily with Avago Technologies, ExceLight Communications and its parent corporation, Sumitomo Electric, Finisar, JDSU, MRV Communications, OpNext, Picolight, and Fiberxon. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. In addition, several low-cost Asian competitors are entering into our market segment. We have competitors for all of our current products.

Our products may also compete with technologies that provide alternatives to optical networking, including fixed and mobile radio, free space point-to-point optical transmission and copper-based technologies such as digital subscriber line or DSL and cable modems. Most of these technologies provide lower speed and shorter distance capabilities than optical networking technologies, but may provide certain advantages such as lower costs and mobile capabilities.

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods, to establish and protect our proprietary technologies and processes. However, these measures afford only limited protection of our proprietary technology. Including patent properties acquired from Cielo Communications in October 2002, our patent portfolio now counts more than 80 issued United States patents and 20 pending patent applications. The 20 pending patent applications include 4 pending Canadian patent applications and one pending

European patent application. There can be no assurance that we will continue to seek the issuance of patents from our pending patent applications filed in the United States and/or with non-US governmental authorities. Furthermore, there can be no assurance that any of our patent applications will result in the issuance of any patents or that any patents issued will provide competitive advantages for us or protect us against claims asserting that our products infringe or may infringe the proprietary rights of third parties.

On April 12, 2002, the Company entered into a five-year license agreement with Stratos Lightwave, Inc. covering Stratos’ portfolio of optoelectronic transceiver patents. In addition, we acquired two licenses related to VCSEL technology resulting from our acquisition of certain assets of Cielo Communications. With the exception of these three licenses, we currently do not license to or from any other third parties the technology used in the manufacture of our fiber optic modules. In addition, no technology is transferred or licensed in connection with our supply relationship with Furukawa. Accordingly, Furukawa owns the technology relating to the manufacture of its laser and other products we purchase from Furukawa for incorporation into our products and may license or sell this technology to other parties. We own the technology relating to the manufacture of our fiber optic modules. We have not transferred to Furukawa any intellectual property rights that would allow it to compete with us in the MAN, LAN, and FTTH markets. However, there can be no assurance that Furukawa would not develop in the future internal capabilities to manufacture fiber optic modules similar to and competitive with our products.

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

Employees

As of September 30, 2006, we had 591 full-time employees and 145 contract employees for a total of 736 employees. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We consider our employee relations to be generally good.

Our Relationship with Furukawa

Optical Communication Products, Inc. (“OCP”) was incorporated as a California corporation in October 1991 and we subsequently reincorporated as a Delaware corporation in October 2000 in connection with our initial public offering. In November 1991, a wholly owned subsidiary of The Furukawa Electric Co., Ltd. provided our initial capital investment. Furukawa, a publicly held company incorporated under the laws of Japan, is one of the world’s leading manufacturers of electric wire and cable, nonferrous metals and related products. It also provides engineering services, including the installation of power and telecommunications cables, and is a major manufacturer of fiber optic cable. Furukawa’s stock is publicly traded on the Tokyo Exchange Market in Japan. Furukawa beneficially owns all of our outstanding Class B common stock, which as of November 30, 2006 represented 58.2% of our outstanding shares of common stock and 93.3% of the combined voting power of all of our outstanding common stock.

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

We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003 which was automatically renewed on October 1, 2004, October 1, 2005 and October 1, 2006. We have enjoyed a reliable supply of these critical components from Furukawa in the past. Under this Master Purchase Agreement, we agreed to purchase from Furukawa, and Furukawa agreed to manufacture and sell to us, specific types of lasers which are critical parts in the manufacture of our modules. This Agreement continues to renew automatically each year unless it is terminated upon written notice by either Furukawa or us prior to renewal. Under this agreement, OCP and Furukawa must maintain a minimum quantity of certain products. The product and its related quantities, or safety stock level, shall be specified by OCP on a quarterly basis. OCP would be obligated to purchase any unused safety stock at the close of the quarter or at the termination of the agreement. The pricing for these products are set out in the Agreement, although we have agreed to negotiate with Furukawa on a quarterly basis to determine whether the pricing needs to be revised. Either Furukawa or we may terminate the Agreement upon written notice to the other for material breach, bankruptcy, or force majeure.

In the last three years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, the laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that we have given our customers in response to market conditions. As a result, our gross margins have been negatively impacted, and may be negatively impacted in the future. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, we cannot assure you that these efforts will be successful in addressing this negative impact on our gross margins. While we believe that our acquisition of GigaComm may provide us with a second source for lasers used within certain of our products, potentially reducing our dependence on Furukawa and improving lead times and current cost structures, there can be no assurance that we will be able to achieve these benefits in the near future or at all.

From time to time our research and development team works closely with Furukawa’s team to assist in the development of our design and manufacturing process. We may enter into similar development agreements with Furukawa in the future. However we have no current commitments and currently have no development agreements under negotiation with Furukawa.

Disposition of Chatsworth Facility

In June 2004, we sold the building located in Chatsworth, California that was our former corporate headquarters. Net proceeds from this transaction were approximately $5.7 million.

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

Our continued success in generating revenue depends on growth in construction of fiber optic MAN, LAN and FTTH networks and our ability to compete in the markets for those networks.

Our fiber optic modules are used primarily in MAN, LAN, and FTTH applications. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 89%, 89% and 87% of our revenue for the years ended September 30, 2006, 2005 and 2004, respectively.

As demand for bandwidth grows, service providers are likely to require increasingly sophisticated systems able to support and meet the requirements of MAN, LAN and FTTH applications and networks, such as cost-effectiveness and reliability in harsh environmental conditions. The projected demand for such networking equipment has led to the expansion of production by existing optical component manufacturers, as well as the creation of new companies in Asia offering cost-effective fiber optic components. This increased competition and resulting lower component cost structure has started to accelerate price and margin erosion in this market.

The fiber optic communication industry continues to face challenging market conditions. Capital spending by service providers on network infrastructure has remained substantially below pre-2001 levels. As a result, equipment manufacturers have also dramatically reduced their quarterly purchases of components and modules from our competition and us. While several service providers, including BellSouth, SBC and Verizon, have announced current and planned investment in FTTH applications, which we believe could increase traffic demand on the MANs into which such FTTH infrastructure would feed, it is too early to predict the outcome of these potential FTTH roll-outs. Because visibility in the industry remains limited, we cannot provide any assurance as to the timing or extent of any increased business that we may receive as a result of these or other industry developments.

Competition within the telecommunication industry for this growing FTTH segment will intensify and certain of our competitors may be able to more quickly and effectively respond to newer technology or industry standards, devote more resources to development, production, promotion and sale of their products and deliver those products at lower prices.

Based on these and other factors, customers may reduce orders for our products and, as a result, our revenue in future periods may decline. In addition, our ability to meet financial expectations for future periods may be harmed.

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

The market for fiber optic modules is characterized by declining average selling prices for existing products due to increased competition, the introduction of new products, product obsolescence and increased unit volumes as manufacturers deploy new network equipment. We have in the past experienced, and in the future may experience, period-to-period fluctuations in operating results due to declines in our overall average selling prices. We anticipate that the selling prices for our existing products will decrease in the future in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price concessions. Therefore, we must continue to develop and introduce new products that can be sold at higher prices on a timely basis to maintain our overall average selling prices. Failure to do so could cause our revenue and gross margins to decline.

Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors’ products rather than our products or develop internal capabilities to produce their own fiber optic modules.

The market for fiber optic modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, ExceLight Communications and its parent corporation, Sumitomo Electric, Finisar, JDSU, MRV Communications, OpNext, Picolight, and Fiberxon. We also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our products address. The development of alternative solutions to fiber optic transmission problems by our competitors, particularly systems companies that also manufacture modules, such as Fujitsu and JDSU, could significantly limit our growth and harm our competitive position.

Many of our current competitors and potential competitors have longer operating histories and significantly greater financial, technical, sales and marketing resources than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, those of our competitors that have large market capitalization or cash reserves are in a much better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, many of our competitors have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

In addition, existing and potential customers, especially in Japan and other international markets, may also become competitors. These customers have the internal capabilities to integrate their operations by producing their own optical modules or by acquiring our competitors or the rights to produce competitive products or technologies, which may allow them to reduce their purchases or cease purchasing from us.

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

The period of time between our initial contact with a customer and the receipt of a purchase order from that customer may span more than a year and varies by product and customer. During this time, customers may perform or require us to perform extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before purchasing our products, including interoperation with other components, product performance and reliability. We may incur substantial sales and marketing expenses and expend significant management effort while potential customers are qualifying our products. Even after incurring these costs, we ultimately may not sell any, or sell only small amounts of, our products to a potential customer. If sales forecasts to specific customers are not realized, our revenue and results of operations may be negatively impacted.

The market for our products is characterized by rapid technological changes and evolving industry standards. If we do not respond to the changes in a timely manner, our products likely will not achieve market acceptance.

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a successful and timely basis. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. Because the costs for research and development of new products and technology are expensed as incurred, such costs will have a negative impact on our reported net operating results until such time, if ever, that we generate revenue from products or technology resulting from such research and development. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products may no longer be competitive and our revenue will decline.

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

Our products are subject to various regulations of U.S. and foreign governmental authorities, principally in the areas of radio frequency emission standards and eye safety. Radio frequency emission standards govern allowable radio interference with other services. Eye safety standards govern the labeling and certification of laser products to ensure that they are used in a way that does not create a hazard to the human eye. Our products and the systems into which they are incorporated must also comply with international standards and governmental standards of the foreign countries where our products are used. In addition, under applicable EU regulations, we along with other electronic component manufacturers are prohibited from using lead and certain other hazardous materials in our products. Our inability, or the inability of our customers, to comply with existing or evolving standards established by regulatory authorities, or to obtain timely domestic or foreign regulatory approvals or certificates will restrict our ability to sell our products.

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

We currently use historical data, a backlog of orders and estimates of future requirements to determine our demand for components and materials. We must accurately predict both the demand for our products and the lead-time required to obtain the necessary components and materials. Lead times for components and materials vary significantly depending on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. As a result, we generally maintain high levels of inventories that periodically cause us to have excess and obsolete inventory. However, if we were to underestimate our purchasing requirements, manufacturing could be interrupted, resulting in delays in shipments, which could have an adverse effect on our revenues.

If we do not achieve acceptable manufacturing yields in a cost-effective manner, or if we are required to develop new manufacturing processes to improve our yields, our operating results would be impaired.

The manufacture of our products involves complex and precise processes. As a result, it may be difficult to cost-effectively meet our production goals. In addition, changes in our manufacturing processes or those of our suppliers, or our suppliers’ inadvertent use of defective materials, could significantly reduce our manufacturing yields, increase our costs and reduce our product shipments. To increase our gross margin, while offering products at prices acceptable to customers, we will need to develop new manufacturing processes and techniques that will involve higher levels of automation and costs to meet these goals that could impair our operating results.

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

In the past, industry capacity has been constrained and some of our component suppliers placed limits on the number of components sold to us. If industry capacity becomes constrained in the future, our component suppliers may place similar limits on us or not to sell to us at all. We do not have any control over these limits, and our suppliers may choose to allocate more, or all, of their production to our competitors.

A disruption in, or termination of, our supply relationship with Furukawa or any of our other key suppliers, or our inability to develop relationships with new suppliers would interrupt and delay the manufacturing of our products, which could result in loss of revenue from the cancellation of orders for our products, or otherwise result in declines or delays in revenue. We may not be able to identify and integrate alternative suppliers in a timely fashion, or at all. Any transition to alternative suppliers would likely result in the need to requalify our products with our customers, delays in shipment, quality control issues and increased expenses, any of which would limit our ability to deliver products to our customers. Furthermore, if we are unable to identify an alternative source of supply, we may have to redesign or modify our products, which would cause delays in shipments, increase design and manufacturing costs and require us to increase the prices of our products.

We continue to negotiate price reductions for the lasers we purchase from Furukawa. However, on a percentage basis, those price reductions have been significantly less than the price reductions we have offered our customers, on products that incorporate these lasers, in response to competitive pressures and associated customer demands. As a result, our gross margins have been unfavorably impacted. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, we cannot assure you that these efforts will be successful in addressing and/or reversing this erosion in our gross margins.

While we believe that our acquisition of GigaComm Corporation (“GigaComm”) may provide us with a second source for lasers used within certain of our products, potentially reducing our dependence on Furukawa and improving lead times and current cost structures, there can be no assurance that we will be able to achieve these benefits in the near future or at all.

We are moving certain manufacturing operations to a sub-contractor in China, which exposes us to risks inherent in doing business in China.

We have entered into an agreement with SAE Magnetics, (H.K.) Limited (SAE), a wholly-owned subsidiary of TDK Corporation, to manufacture certain product lines in China commencing in the summer of 2007. This agreement will allow the Company to move into high-volume production in China to augment our capabilities in short-run, specialized applications. If our customers do not qualify the manufacturing lines of SAE for volume shipments, our operating results and customer relationships may suffer.

We may experience delays, disruption or quality problems in the manufacturing operations of SAE, especially during the initial startup of manufacturing with them. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond requested shipment schedules, which could adversely affect our revenues, competitive position and reputation.

Disruption to our operations at either our California or Taiwan manufacturing facilities could require us to lease alternative manufacturing facilities or limit our manufacturing operations.

Currently, our manufacturing operations are conducted in our California and Taiwan facilities. Due to this geographic concentration, a disruption of our manufacturing operations, resulting from sustained process abnormalities, human error, government intervention or natural disasters, such as earthquakes, typhoons, fires or floods, or other causes, could require us to cease or limit our manufacturing operations.

Uncertainties arising out of terrorist activities, resulting military actions and other factors could adversely affect our business and operating results.

The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them, the United States military action in Iraq, and the potential outbreak of Avian Flu have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. The potential outbreak of Avian Flu, especially in China, where we have significant customer and supply relationships, could also disrupt our operations, sales, and supply chain or those of our customers, which has made it more difficult to predict and plan for future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism, the heightened security measures in response to such threats, and the potential outbreak of Avian Flu have caused and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks, or Avian Flu, may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. We may also become subject to the risk that future restrictions of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our California facility or our ability to hire new non-U.S. employees in such facility.

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

If we are unable to protect our proprietary technology, others could misappropriate this technology, which would make it difficult for us to compete in our industry.

Our success and ability to compete is dependent in part on our proprietary technology. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and other methods, to establish and protect our proprietary rights. Existing patent, copyright, trademark and trade secret laws afford only limited protection. While we are pursuing foreign patent protections, the laws of some foreign countries do not protect us against the unauthorized use of our proprietary technology and processes to the same extent as do the laws of the United States, and policing the unauthorized use of our products is difficult. Many U.S. companies have encountered substantial infringement problems in some foreign countries. Because we sell some of our products overseas, we have exposure to foreign intellectual property risks. Any infringement of our proprietary rights could result in costly litigation, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue.

We are subject to environmental laws and other legal requirements that have the potential to subject us to substantial liability and increase our cost of doing business.

Our properties and business operations are subject to a wide variety of federal, state and local environmental, health and safety laws and other legal requirements, including those relating to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous substances. We may be required to incur substantial costs to comply with current or future legal requirements. In addition, if we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities. While we believe our properties and business operations are in compliance with applicable environmental laws and we do not anticipate any material capital expenditures for environmental control facilities for the 2007 fiscal year, there can be no assurance that we will not incur substantial expenditures in this regard in the future.

In August 2006, the Company filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia Properties, LLC (“Olympia”), its landlord at its former Colorado facility. The action arose after Olympia retained the Company’s security deposit of approximately $93,700 upon expiration of the lease, claiming that the Company contaminated the leased premises with arsenic, in violation of the lease. The Company denies that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, the Company filed suit.

In its complaint, the Company requests that the court provide declaratory relief that the Company has not breached the lease through any act or omission, and also requests damages for breach of contract in connection with Olympia’s retention of the security deposit. Further, the Company alleges additional breaches of the lease by Olympia.

Olympia denied the Company’s allegations and asserted counterclaims for breach of ten affirmative defenses. Further, Olympia asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $915,000. The Company denied Olympia’s counterclaims. We intend to aggressively pursue our claims, and vigorously defend against Olympia’s counterclaims.

We face risks associated with our international operations that could prevent us from marketing and distributing our products internationally.

Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 50.4%, 42.9% and 43.4% of our revenue for the periods ended September 30, 2006, 2005 and 2004, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. Prior to the acquisition of GigaComm, the Company had no foreign denominated sales. We have limited experience in marketing and distributing our products internationally. One of our objectives is to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

Our future operating results may be subject to volatility as a result of exposure to fluctuation in foreign currency exchange risks.

As a result of the GigaComm acquisition and our intention to move certain production to a contract manufacturer in China, a larger portion of our revenue and expenses are likely to be denominated in foreign currencies in the future. The impact for the period from acquisition to September 30, 2006 was not significant. Accordingly, we may be subject to the risks of fluctuating currencies between the U.S. dollar, New Taiwan dollar and Chinese Yuan varying more significantly than it has to date. The Company may engage in currency hedging activities in an effort to cover any exposure to such fluctuations. These factors could impact our international sales or increase our costs of doing business abroad or impair our ability to expand into international markets, and therefore harm our business. Under certain circumstances, these transactions can have an adverse effect on our operating results.

Our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisition we may undertake.

We expect to review opportunities to buy other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets, or which may otherwise offer growth opportunities. Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we might be able to issue stock as consideration for an acquisition, which would dilute existing stockholders’ percentage ownership, or we might be able to incur or assume substantial debt. We have little experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

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

Our recent acquisition could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

On August 24, 2006, we purchased 96.88% of the stock of GigaComm, a Taiwan-based supplier of passive optical network (PON) and fiber-to-the-home (FTTH) components. Prior to the acquisition, GigaComm suffered recurring losses from operations that raised substantial doubt as to its ability to continue as a going concern. If we are unable to successfully integrate and manage our larger and geographically more diverse organization, reverse the recurring losses incurred by GigaComm, or if we encounter significant delay in achieving successful integration, the impact could have a material adverse effect on us and, as a result, on the market price of our common stock.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.

We accounted for our acquisition of GigaComm using the purchase method of accounting. In accordance with GAAP, we allocated the total estimated purchase price to the acquired company’s net tangible assets and intangible assets based upon preliminary estimates of their fair values as of the date of announcement of the transaction (August 24, 2006) and recorded the excess of the purchase price over the fair values as goodwill. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangibles assets acquired in connection with the acquisition on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. We cannot assure you that we will not incur charges in the future as a result of any such impairment, which charges may have an adverse effect on our earnings.

We may incur additional charges beyond that originally anticipated in the transition of certain manufacturing operations from California and Taiwan to SAE in China.

In connection with the transition of certain manufacturing to SAE during fiscal 2007, we announced a proposed reduction in workforce in both the U.S. and Taiwan of between 220 to 260 employees with anticipated charges to the statement of operations of approximately $3.0 million to $3.5 million during fiscal 2007. These transition charges are primarily estimated severance and retention payments. These workforce reductions are not expected to take place before the summer of 2007. Should we lose a significant portion of the workforce to attrition prior to the move, our operations may be significantly impacted beyond the anticipated transition charges estimated. There is a risk that, during this period of manufacturing transition, management will not sufficiently coordinate the role of its workforce to ensure that all areas of our operations receive appropriate attention. If we are unable to manage our workforce, manufacturing capacity and scope of operations effectively, the cost and quality of our products may suffer.

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

Our historical quarterly operating results have varied significantly, and our future quarterly operating results are likely to continue to vary significantly from period to period. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. Some of the factors that could cause our operating results to vary include:

•	fluctuations in demand for, and sales of, our products, which is dependent on the implementation of fiber optic networks;

•	the timing of customer orders, particularly from our significant customers;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors, the entry of new competitors into the fiber optic modules market and pricing pressures;

•	our ability to control expenses;

•	the mix of our products sold; and

•	economic conditions specific to the communications and related industries.

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

Due to these and other factors, we believe that our quarterly operating results are not an indicator of our future performance. If our operating results were below the expectations of public market analysts or investors in future quarters, the trading price of our Class A common stock would be likely to decrease significantly.

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

Sales of substantial amounts of our shares by selling stockholders could cause the market price of our shares to decline.

One of our co-founders, Mohammad Ghorbanali, has recently left employment of the Company and is the beneficial owner of 10,715,051 shares of common stock. During 2006, Mr. Ghorbanali sold 2.1 million shares of our common stock. Mr. Ghorbanali may not be deemed to be an “affiliate” of the Company beginning in 2007 and, thus, he may choose to sell additional shares of his common stock without being subject to volume limitation rules imposed by federal securities laws. The average daily trading volume of our common stock during this current year has been slightly over 200,000 shares. Sales by Mr. Ghorbanali in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets.

We may not be able to maintain our listing on the NASDAQ Global Market and, if we fail to do so, the price and liquidity of our Class A common stock may decline.

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

Our success depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Philip F. Otto, our President and Chief Executive Officer, Frederic T. Boyer, our Senior Vice President and Chief Financial Officer, Dr. Liew-Chuang Chiu, our Vice President of Manufacturing, and Jacob Tarn, General Manager of GigaComm. Competition for employees in our industry is intense. We do not have life insurance policies covering any of our executives. There can be no assurance that we will be successful in retaining such key personnel, or that we will be successful in hiring replacements or additional key personnel. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base may prevent us from executing our growth strategy.

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

We rely upon the ability to use stock options as a key component in our executive and employee compensation structure. In the past, stock options have been significant in our ability to retain important personnel and offer competitive compensation packages. Without this component, we would be required to significantly increase cash compensation levels in order to retain our key employees. Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment”, updated the accounting treatment for share-based payments and requires the expensing of equity compensation in the statement of operations and may cause us to reduce, modify or even eliminate all or portions of the equity compensation program.

We have potential business conflicts of interest with Furukawa, the resolution of which may not be as favorable to us as if we were dealing with an unaffiliated third party.

We have historically relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement. We cannot assure you that Furukawa will renew the Agreement upon its expiration on September 30, 2007 or whether it will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components.

In the last three years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, the laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that we have given our customers in response to market conditions. As a result, our gross margins have been negatively impacted, and may be negatively impacted in the future. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, we cannot assure you that these efforts will be successful in addressing this negative impact on our gross margins. While we believe that our acquisition of GigaComm may provide us with a second source for lasers used within certain of our products, potentially reducing our dependence on Furukawa and improving lead times and current cost structures, there can be no assurance that we will be able to achieve these benefits in the near future or at all.

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

Furukawa will control the outcome of stockholder voting and there may be an adverse affect on the price of our Class A common stock due to disparate voting rights of our Class A common stock and our Class B common stock.

Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of November 30, 2006 represented 93.3% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

We have a special committee of our board of directors that evaluates strategic alternatives. The special committee, which is comprised of our three independent directors, retained Bear, Stearns & Co. Inc. to advise it in evaluating strategic alternatives, including a special dividend, share repurchase, strategic merger or sale of the Company.

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

In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, including the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material effect on our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In August 2003, we relocated our corporate headquarters, manufacturing, research and development and sales operations to a building in Woodland Hills, California with approximately 149,000 square feet. We acquired the building in June 2001 for $18,750,000. The purchase price was paid from our existing cash on-hand. We are occupying an aggregate of approximately 89,000 square feet and during the fiscal year leased an aggregate of 41,400 square feet of this building to an unrelated party under a lease that expired during the fiscal year. The lessee terminated the lease arrangement in August 2006.

In June 2004, we sold the building located in Chatsworth, California which was our former corporate headquarters. Net proceeds from this transaction were approximately $5.7 million. In November 2002, we leased a 21,660 square foot building in Broomfield, Colorado, which served as a research and design facility. This lease expired January 31, 2006 and was not renewed (see Part IV, Item 15, note 4 to the consolidated financial statements). In December 2003, we leased a 6,800 square foot building in Elkton, Maryland, which will also serve as a research and design facility. This lease expired in November 2006 and the base rent was approximately $5,700 per month. A new lease is effective from December 1, 2006 through November 2008 with a base rent of approximately $6,500 per month. In addition, we lease small sales facilities in Nashua, New Hampshire; Richardson, Texas; Santa Clara, California; Ottawa, Canada; and Bury St. Edmunds, England. Our leases for the facilities in Ottawa, Canada and Santa Clara, California are on a month-to-month basis. Our leases for the facilities in Nashua, New Hampshire, Richardson, Texas, and Bury St. Edmunds, England expire in April 2007, May 2007, and July 2011, respectively. GigaComm operates out of two leased facilities in Hsinchu, Taiwan. One lease for a 20,803 square foot facility was renewed on October 1, 2006, expires at September 30, 2009 and has a monthly base rent of approximately $51,000. The second lease for a 29,392 square foot facility expires in February 2007 and has a monthly base rent of approximately $10,000.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional spaces, if needed, will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings other than the proceedings with Olympia Properties, LLC described below. We are not aware of any other material legal proceedings threatened or pending against us. From time to time, however, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters are without merit and intends to contest them vigorously.

In August 2006, the Company filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia Properties, LLC (“Olympia”), its landlord at its former Colorado facility. The action arose after Olympia retained the Company’s security deposit of approximately $93,700 upon expiration of the lease, claiming that the Company contaminated the leased premises with arsenic, in violation of the lease. The Company denies that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, the Company filed suit.

In its complaint, the Company requests that the court provide declaratory relief that the Company has not breached the lease through any act or omission, and also requests damages for breach of contract in connection with Olympia’s retention of the security deposit. Further, the Company alleges additional breaches of the lease by Olympia.

Olympia denied the Company’s allegations and asserted counterclaims for breach of ten affirmative defenses. Further, Olympia asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $915,000. The Company denied Olympia’s counterclaims. We intend to aggressively pursue our claims, and vigorously defend against Olympia’s counterclaims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, UNRELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our Class A common stock has traded on The Nasdaq Global Market under the symbol “OCPI”. The following table sets forth the range of high and low intra-day sales prices (rounded to the nearest cent) reported on The Nasdaq Global Market for our Class A common stock for the periods indicated.

	Price Range of
	Common Stock
	High	Low

Fiscal Year Ended September 30, 2006:
First Quarter	$2.65	$1.80
Second Quarter	$3.97	$2.35
Third Quarter	$3.23	$1.92
Fourth Quarter	$2.16	$1.71
Fiscal Year Ended September 30, 2005:
First Quarter	$2.68	$1.90
Second Quarter	$2.65	$1.67
Third Quarter	$1.99	$1.53
Fourth Quarter	$2.15	$1.72

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

Recent Share Prices

The following table sets forth the closing sales prices per share of our Class A common stock on The Nasdaq Global Market on (i) September 29, 2006 and (ii) November 30, 2006. Because the market price of our Class A common stock is subject to fluctuation, the market value of the shares of our Class A common stock may increase or decrease.

Closing
Price

September 29, 2006	$1.97
November 30, 2006	$1.96

Holders

As of December 12, 2006 there were 111 record holders of our Class A common stock and 1 record holder of our Class B common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the number of shares issuable under our equity compensation plans, the weighted-average exercise price and the number of shares available for issuance, as of September 30, 2006.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,244,832	$6.05	4,801,184
Equity compensation plans not approved by security holders(1)	3,551,680	$10.23	0
Total	8,796,512	$7.74	4,801,184

(1)	These were shares granted on August 29, 2000 to certain executive officers prior to our initial public offering and restricted stock granted on August 21, 2006 to an executive officer.

Recent Sales of Unregistered Securities

There have been no recent purchases by OCP or affiliated parties of any of its securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected income statement data for the three fiscal years ended September 30, 2006, 2005 and 2004 and the selected balance sheet data as of September 30, 2006 and 2005 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected income statement data for the fiscal years ended September 30, 2003 and 2002 and the selected balance sheet data as of September 30, 2004, 2003 and 2002 are derived from audited financial statements not included in this Form 10-K.

	Fiscal Years Ended September 30,
Income Statement Data	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Revenue	$70,138	$55,978	$57,143	$38,880	$37,207
Cost of revenue	49,720	34,326	32,648	25,048	26,375

Gross profit	20,418	21,652	24,495	13,832	10,832

Operating Expenses:
Research and development	11,472	14,621	17,022	16,246	5,261
Sales and marketing	5,008	4,710	5,021	4,562	3,717
General and administrative	7,930	5,012	5,849	7,011	4,671

Total operating expenses	24,410	24,343	27,892	27,819	13,649

Gain from sale of real property	—	—	942	—	—
Loss from operations	(3,992)	(2,691)	(2,455)	(13,987)	(2,817)
Investment income	6,063	3,308	1,352	1,619	3,176
Other income (loss), net	(90)	325	165	215	215

Income (loss) before income taxes	1,981	942	(938)	(12,153)	574
Provision (benefit) for income taxes	586	1	369	(1,952)	(265)

Net income (loss)	$1,395	$941	$(1,307)	$(10,201)	$839

Earnings (loss) per share:
Basic	$0.01	$0.01	$(0.01)	$(0.09)	$0.01
Diluted	$0.01	$0.01	$(0.01)	$(0.09)	$0.01
Shares outstanding:
Basic	113,239	112,894	112,553	111,074	108,391
Diluted	114,086	113,810	112,553	111,074	112,578

	September 30,
Balance Sheet Data	2006	2005	2004	2003	2002
	(In thousands)

Cash and cash equivalents	$57,413	$83,975	$75,423	$64,895	$85,426
Working capital	151,340	162,692	156,580	145,353	167,865
Total assets	207,318	200,252	199,967	200,143	205,061
Long-term portion of debt	—	—	—	864	1,353
Stockholders’ equity	191,716	188,308	187,260	188,360	197,196

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to such financial statements included elsewhere in this Report beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in Item 1A “Risk Factors” and elsewhere in this Report.

Overview

We design, manufacture and sell a comprehensive line of high performance, highly reliable fiber optic modules for fiber optic transmission systems that are used to address the bandwidth limitations in metropolitan area networks, or MANs, local area networks, or LANs, and Fiber-to-the-home, or FTTH networks. Our modules predominantly include optical transmitters, receivers and transceivers that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private networks. We began our operations and shipped our first products in November of 1991.

Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.2% of our outstanding shares of common stock and 93.3% of the combined voting power of all of our outstanding common stock as of the fiscal year ended September 30, 2006. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003. This Agreement automatically renews each year thereafter unless it is terminated upon written notice by either Furukawa or us prior to renewal.

In the last three years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, the laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that we have given our customers in response to market conditions. As a result, our gross margins have been negatively impacted, and may be negatively impacted in the future. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, we cannot assure you that these efforts will be successful in addressing this negative impact on our gross margins. While we believe that our acquisition of GigaComm may provide us with a second source for lasers used within certain of our products, potentially reducing our dependence on Furukawa and improving lead times and current cost structures, there can be no assurance that we will be able to achieve these benefits in the near future or at all.

We operate in one industry segment, the design and manufacture of fiber optic modules. We sell our products to communication equipment manufacturers or CEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for CEMs and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment and the history of sales returns is analyzed in order to reasonably estimate and record an allowance for sales returns. A small number of end customers have historically accounted for a significant portion of our total revenue. Our 10 largest customers accounted for approximately 70.1% and 66.2% of our total revenue for the fiscal years ended September 30, 2006 and 2005, respectively with Alcatel, Cisco Systems and Hauwei (including sales to each of their contract manufacturers) accounting for approximately 22.1% and 14.6% and 13.0% of our total revenue, respectively, in fiscal 2006. Alcatel and Cisco Systems (including sales to each of their contract manufacturers) accounted for approximately 17.5%, and 14.9% of our total revenue, respectively, for the fiscal year ended September 30, 2005. No other customer accounted for more than 10.0% of our total revenue for the fiscal years ended September 30, 2006 and 2005. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys’ fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode’s rights, title and interest in the patent at issue. The court subsequently added Stratos as a plaintiff to the lawsuit. On April 12, 2002, we resolved our patent infringement litigation with Stratos. The settlement resolved all claims in the lawsuit among us and Stratos. As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the license term. As of September 30, 2006, $200,000 remained outstanding and is expected to be paid by fiscal year 2007. Our optoelectronic products covered by this license include our 1x9, GBIC, small form factor (SFF) and small form-factor pluggable (SFP) product families. At the end of the five-year term, we have the option to renegotiate with Stratos for an extension of the license.

The Company acquired GigaComm on August 24, 2006 (see Part IV, Item 15, Note 3 to the consolidated financial statements). GigaComm was founded in 2000, has its headquarters and manufacturing facilities in the Hsinchu Science-Based Industrial Park in Taiwan, ROC, and has approximately 300 employees. GigaComm is currently a leading supplier of FTTH modules in Japan, which is presently the world’s largest FTTH market. GigaComm’s results of operations from date of acquisition to September 30, 2006 are included in the Company’s Consolidated Statements of Operations for the year ended September 30, 2006.

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

Our research and development expenses consist primarily of salaries, stock option expense and related expenses for design engineers and other technical personnel, cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we may expand our internal research and development capabilities in the future to develop new products. As a result, our research and development expenses in absolute dollar amounts may increase in future periods.

Sales and marketing expenses consist primarily of salaries, stock option expense and related expenses for sales and marketing personnel, commissions paid to sales personnel and independent manufacturers’ representatives, marketing and promotion costs. We may expand our sales and marketing efforts in order to increase sales and market awareness of our products. We believe that investment in sales and marketing is critical to our success and that these expenses may increase in the future.

General and administrative expenses consist primarily of salaries, stock compensation and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. Our legal and consulting fees may continue to include fees associated with our analysis of strategic alternatives, including future business opportunities that may be evaluated and pursued by our management and board of directors as well as consulting fees associated with our compliance with rules and regulations associated with the Sarbanes-Oxley legislation and other new or modified accounting rules and regulations. As a result, our general and administrative expenses in absolute dollars may continue to be greater than they were previous to fiscal 2006.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 151, Inventory Costs. SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities and unallocated overheads are recognized as an expense in the period in which they arc incurred. In addition, other items such as abnormal freight, handling costs and amounts of wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company implemented SFAS 151 during the quarter ended December 31, 2005 and the adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial position or results of operations.

On November 2005, the FASB issued Staff Position 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company implemented FSP 115-1 during the quarter ended March 31, 2006 and the adoption of FSP 115-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 — Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect that the adoption of this pronouncement will have on the Company’s consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement.” Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company is in the process of evaluating the impact SAB 108 will have, if any, on its consolidated financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Part IV, Item 15, Note 2 to our consolidated financial statements describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, the allowance for inventory obsolescence, goodwill and identifiable intangible assets, long-lived assets, SFAS 123(R) fair value calculations for stock-based compensation, income taxes and loss contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $11.2 million as of September 30, 2006, compared with $9.5 million as of September 30, 2005. The allowance for doubtful accounts and sales returns as of September 30, 2006 was $550,000, compared with $426,000 as of September 30, 2005. The allowance is based on our assessment of the collectibility of customer accounts and potential returns. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer’s ability to pay and historical customer returns. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to deviate from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-downs

Our inventory balance was $25.7 million as of September 30, 2006, compared with $15.3 million as of September 30, 2005. At September 30, 2006 and 2005 inventory with a historical cost of $8.0 million and $9.0 million, respectively, has been written down as excess and obsolete inventory. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. We operate in a highly volatile industry with high and unpredictable rates of inventory obsolescence. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Our write-down for excess and obsolete inventory was $1.2 million, $576,000 and $759,000 for fiscal 2006, 2005, and 2004, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected.

Goodwill and Identifiable Intangible Assets

As discussed in Part IV, Item 15, Note 3 to our consolidated financial statements, the acquisition of GigaComm included $8.3 million of goodwill and $2.2 million of other identifiable intangible assets. SFAS 142 requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined based on the difference between the carrying value and implied fair value of goodwill.

Long-Lived Assets — SFAS 144

In addition to the goodwill and other identifiable intangible assets acquired with GigaComm, SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires us to monitor and evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. For purposes of estimating future cash flows from potentially impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Our long-lived assets subject to impairment are our property, plant and equipment and certain intangible assets that had net carrying values of $29.3 million and $2.7 million, respectively at September 30, 2006. We currently estimate that undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, our estimates of future cash flows are subject to change because the underlying assumptions, such as revenues and expenses, are based on projections that may differ from actual future results. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

Stock-based Compensation

During the fiscal year ended September 30, 2006, the Company recorded stock-based compensation expense of $915,000 in accordance with SFAS 123(R), adopted on October 1, 2005. As described in Part IV, Item 15, Note 5 to the consolidated financial statements, this expense includes compensation expense related to the Company’s Employee Stock Purchase Plan. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options on their date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. In addition, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest based on a 21.84% estimated forfeiture rate. These assumptions represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

Income Taxes

At September 30, 2006, the unadjusted net book value of our deferred income tax assets prior to a valuation allowance totaled approximately $12.9 million, which was principally comprised of federal, foreign and state net operating loss carry-forwards and/or credit carry-forwards and differences between the book and tax bases or our inventories. The provisions of SFAS No. 109 “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. During 2006, we released valuation allowance to the extent of our current period estimated federal income taxes payable as it is more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences will be realized. Our valuation allowance attributable to the U.S. and UK was increased on a net basis by $296,000 and by approximately $7.1 million for the addition of GigaComm net deferred tax assets with full valuation allowance for a total increase, on a net basis, of $7.4 million for the year ended September 30, 2006. We expect to continue releasing the valuation allowance attributable to federal tax-based deferred tax assets on a quarterly basis to the extent of our federal tax expense and maintain the remaining valuation allowance until sufficient evidence exists, in the form of sustained profitability, to support full reversal of the valuation allowance on all deferred tax assets.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accrual should be adjusted and whether new accruals are required.

Results of Operations

The following table sets forth statement of operations data and percentage of change for the twelve months ended September 30, 2006 and 2005 (dollars in thousands):

	Fiscal Year Ended September 30,					%
	2006		2005		Change	Change

REVENUE	$70,138	100.0%	$55,978	100.0%	$14,160	25.3%
COST OF REVENUE	49,720	70.9%	34,326	61.3%	15,394	44.8%

GROSS PROFIT	20,418	29.1%	21,652	38.7%	(1,234)	(5.7)%
OPERATING EXPENSES:
Research and development	11,472	16.4%	14,621	26.1%	(3,149)	(21.5)%
Selling and marketing	5,008	7.1%	4,710	8.4%	298	6.3%
General and administrative	7,930	11.3%	5,012	9.0%	2,918	58.2%

Total operating expenses	24,410	34.8%	24,343	43.5%	67	0.3%
LOSS FROM OPERATIONS	(3,992)	(5.7)%	(2,691)	(4.8)%	(1,301)	(48.3)%
INVESTMENT INCOME	6,063	8.6%	3,308	5.9%	2,755	83.3%
OTHER INCOME (LOSS), Net	(90)	(0.1)%	325	0.6%	(415)	(127.7)%

INCOME BEFORE INCOME TAXES	1,981	2.8%	942	1.7%	1039	110.3%
PROVISION FOR INCOME TAXES	586	0.8%	1	0.0%	585	585.0%

NET INCOME	$1,395	2.0%	$941	1.7%	$454	48.2%

Fiscal years ended September 30, 2006 and 2005

Revenues

	Fiscal Year Ended
	September 30,
	2006		2005
	(Dollars in thousands)

Revenues	$70,138		$55,978
Percentage Increase		25.3%

Revenues attributable to GigaComm and included in our consolidated revenues were $1.5 million for the period from acquisition to September 30, 2006. Without the GigaComm revenue, the increase in our revenues would have been 22.5%. The increase in revenue was primarily the result of increased demand from existing customers. Revenue attributable to our top ten customers was approximately $12 million more in the fiscal year ended September 30, 2006 as compared to the year ended September 30, 2005. The most significant product increase in absolute dollars was in Transceivers.

The following table sets forth revenue attributable to each of our product groups as a percentage of revenue for the periods presented.

	Fiscal Years Ended
	September 30,
	2006	2005

Receivers	4.5%	5.1%
Transceivers	87.0	87.5
Transmitters	6.5	6.4
Transmitters/receivers	1.6	—
Other	0.4	1.0

Revenue	100.0%	100.0%

We cannot assure you that our increase in revenue will continue in future periods. Revenue growth has not been consistent quarter to quarter during our fiscal years. The average selling price in the fiscal year ended September 30, 2006 was 18% lower than the average selling price in the fiscal year ended September 30, 2005 even as the number of units sold was substantially greater in the current fiscal year. We continue to experience pressure from customers to make price reductions and the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products.

Gross Profit

	Fiscal Year Ended
	September 30,
	2006	2005
	(Dollars in thousands)

Gross Profit	$20,418	$21,652
Gross Margin	29.1%	38.7%

Cost of revenue increased 44.8% to $49.7 million in the fiscal year ended September 30, 2006 from $34.3 million in the fiscal year ended September 30, 2005. Cost of revenue attributable to GigaComm and included in our consolidated cost of revenue was $1.5 million for the period from acquisition to September 30, 2006. Without the GigaComm revenue and cost of revenue, our gross margin would have been 29.7% for the year ended September 30, 2006. This decrease in gross margin is related to increases in direct labor and direct material costs as a percentage of sales at our Woodland Hills, California facility. Labor increased in Woodland Hills as a percentage of sales to 6.0% in the fiscal year ended September 30, 2006 as compared to 4.2% of sales in the fiscal year ended September 30, 2005. This increase is attributable to higher direct labor costs and a decrease in average selling price, which results in a greater number of units and related labor hours required to produce a certain level of revenue. Stock-based compensation expense charged to manufacturing overhead was $117,000 in fiscal 2006. Material costs increased as a percentage of sales to 49.3% from 40.6% in the fiscal years ended September 30, 2006 and 2005, respectively. Changes in product mix, increased raw material costs as a percentage of revenue and a decrease in average selling price for products sold are the primary factors in the increase in material costs as a percentage of revenue. Other significant components of the increase in material cost were inventory adjustments charged to material cost related to physical inventory counts, obsolescence and scrap that increased to approximately $2.8 million, or 4.2% of sales, in the year ended September 30, 2006 from approximately $1.4 million, or 2.5% of sales, in the year ended September 30, 2005. In addition, the usage of previously written down inventory decreased to approximately $2 million in the fiscal year ended September 30, 2006 from $2.6 million in the fiscal year ended September 30, 2005. Such factors may continue to impact gross margin in the future.

Research and Development (R&D)

	Fiscal Year Ended
	September 30,
	2006		2005
	(Dollars in thousands)

R&D Expense	$11,472		$14,621
Percentage Decrease		(21.5)%

Research and development expense decreased $3.1 million to $11.5 million in the fiscal year ended September 30, 2006 from $14.6 million in the fiscal year ended September 30, 2005. Research and development expense attributable to GigaComm and included in our consolidated R&D expense was $194,000 for the period from acquisition to September 30, 2006. Without GigaComm, research and development expense would have decreased 22.9%. This decrease in research and development expense was primarily related to the closure of the Colorado research and development facility (see Part IV, Item 15, Note 4 to the consolidated financial statements). This decrease was partially offset by stock-based compensation expense of $359,000 in fiscal 2006. We believe that continued investment in research and development is critical to our future success and these expenses may increase in absolute dollars in the future.

Sales and Marketing

	Fiscal Year Ended
	September 30,
	2006		2005
	{(Dollars in thousands)

Sales and marketing expense	$5,008		$4,710
Percentage Increase		6.3%

Sales and marketing expenses increased $298,000 in the fiscal year ended September 30, 2006 from the fiscal year ended September 30, 2005. Sales and marketing expenses attributable to GigaComm and included in our consolidated sales and marketing expense were $57,000 for the period from acquisition to September 30, 2006. Without GigaComm, sales and marketing expense would have increased 5.1%. This increase was primarily related to commissions increasing with revenues and $129,000 of stock-based compensation expense. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

General and Administrative

	Fiscal Year Ended
	September 30,
	2006		2005
	(Dollars in thousands)

G&A expense	$7,930		$5,012
Percentage Increase		58.2%

General and administrative expenses increased $2.9 million in the fiscal year ended September 30, 2006 from the fiscal year ended September 30, 2005. General and administrative expenses attributable to GigaComm and included in our consolidated G&A expenses were $133,000 for the period from acquisition to September 30, 2006. Without GigaComm, general and administrative expense would have increased 55.6%. This increase includes an increase in professional services of $1.9 million with the majority relating to legal, accounting and consulting fees associated with our analysis of strategic alternatives. Our financial expenses include internal expenses and consulting fees associated with our compliance with rules and regulations associated with the Sarbanes-Oxley legislation, as well as other new or modified accounting rules and regulations. Other significant increases in general and administrative expenses included approximately $530,000 increased expense related to salary, bonus and employee benefits, $309,000 of stock-based compensation expense and $72,000 in travel expenses. These increases were partially offset by a $210,000 decrease in other expense attributable to decreases in both Director’s and Officer’s liability insurance and bad debt expense.

Investment Income and Other Income, net

	Fiscal Year Ended
	September 30,
	2006		2005
	(Dollars in thousands)

Investment income	$6,063		$3,308
Other income, net	(90)		325

Total	$5,973		$3,633
Percentage Increase		64.4%

The total of investment income and other income, net increased $2.3 million in the fiscal year ended September 30, 2006 from the fiscal year ended September 30, 2005. This increase was primarily due to the increase in investment income as the result of rising interest rates. Other income, net attributable to GigaComm and included in consolidated other income, net was $35,000 for the period from acquisition to September 30, 2006.

Provision for income taxes

	Fiscal Year Ended
	September 30,
	2006	2005
	(Dollars in thousands)

Income tax provision	$586	$1

The income tax provision of $586,000 for the fiscal year ended September 30, 2006 was comprised of federal taxes in the amount of $322,000, foreign taxes related to our operations in the UK of $201,000 and state income taxes of $63,000. The Company has identified additional research and development tax credits available and are in the process of amending their returns. The impact of these additional credits resulted in additional income tax expense for the year ended September 30, 2006 of $322,000. There is no federal tax expense recorded during the fiscal year ended September 30, 2006 related to current period taxable income as we released valuation allowance to the extent to which there is an indication it is more likely than not that the amount will be realized based on amounts to be paid related to the 2006 income tax return. The income tax provision of $1,000 for the fiscal year ended September 30, 2005 was comprised of foreign taxes in the amount of $90,000 and federal alternative minimum taxes in the amount of $32,000 offset by a state income tax benefit of $121,000 related to current year estimated liability offset by prior year benefits taken in the current year. There was no income tax provision related to GigaComm as the net deferred income tax assets, including operating loss carryforwards, have been valued against as it is more likely than not due to its historical losses that the amounts will not be realized.

The following table sets forth statement of operations data and percentage of change for the twelve months ended September 30, 2005 and 2004 (dollars in thousands):

	Fiscal Year Ended September 30,					%
	2005		2004		Change	Change

REVENUE	$55,978	100.0%	$57,143	100.0%	$(1,165)	(2.0)%
COST OF REVENUE	34,326	61.3%	32,648	57.1%	1,678	5.1%

GROSS PROFIT	21,652	38.7%	24,495	42.9%	(2,843)	(11.6)%
OPERATING EXPENSES:
Research and development	14,621	26.1%	17,022	29.8%	(2,401)	(14.1)%
Selling and marketing	4,710	8.4%	5,021	8.8%	(311)	(6.2)%
General and administrative	5,012	9.0%	5,849	10.2%	(837)	(14.3)%

Total operating expenses	24,343	43.5%	27,892	48.8%	(3,549)	(12.7)%
Gain from sale of real property			942	1.6%

LOSS FROM OPERATIONS	(2,691)	(4.8)%	(2,455)	(4.3)%	(236)	(9.6)%
INVESTMENT INCOME	3,308	5.9%	1,352	2.4%	1,956	144.7%
OTHER INCOME, Net	325	0.6%	165	0.3%	160	97.0%

INCOME (LOSS) BEFORE INCOME TAXES	942	1.7%	(938)	(1.6)%	1,880	200.4%
PROVISION (BENEFIT) FOR INCOME TAXES	1	0.0%	369	0.6%	(368)	(99.7)%

NET INCOME (LOSS)	$941	1.7%	$(1,307)	(2.3)%	$2,248	172.0%

Fiscal years ended September 30, 2005 and 2004

Revenues

	Fiscal Year Ended
	September 30,
	2005		2004
	(Dollars in thousands)

Revenues	$55,978		$57,143
Percentage Decrease		(2.0)%

Revenue attributable to our top ten customers was approximately $1.9 million less in the fiscal year ended September 30, 2005 as compared to the year ended September 30, 2004. The most significant product decreases were in Receivers and Transmitters. This reflects slightly softer demand for our products as compared to fiscal 2004. We have also experienced pressure for price concessions from customers during the fiscal 2005. We cannot assure you that our decrease in revenue will reverse in future periods, as the average selling prices for existing products may continue to decline in response to product introductions by competitors or us, or other factors, including the reduction of customer demand for our products or pressure from customers for price concessions.

The following table sets forth revenue attributable to each of our product groups as a percentage of revenue for the periods presented.

	Fiscal Years Ended September 30,
	2005	2004

Receivers	5.1%	7.2%
Transceivers	87.5	83.0
Transmitters	6.4	9.0
Other	1.0	0.8

Revenue	100.0%	100.0%

Gross Profit

	Fiscal Year Ended
	September 30,
	2005	2004
	(Dollars in thousands)

Gross Profit	$21,652	$24,495
Gross Margin	38.7%	42.9%

Cost of revenue increased 5.1% to $34.3 million in the fiscal year ended September 30, 2005 from $32.6 million in the fiscal year ended September 30, 2004. The decrease in gross margin was primarily due to the increase in cost of material to 40.6% as a percentage of revenues from 35.2% of revenues in fiscal years ended September 30, 2005 and 2004, respectively. The most significant component of the increase in material cost was a decrease in inventory used in production in the fiscal year ended September 30, 2005 that was previously written down as excess inventory compared to the fiscal year ended September 30, 2004. The Company utilized approximately $2.6 million of inventory in production during fiscal 2005 that had previously been written down to zero, compared to $5.2 million during fiscal 2004. This $2.6 million decrease in the use of written down inventory is approximately 4.6% as a percentage of the revenues for fiscal year 2005.

Research and Development

	Fiscal Year Ended
	September 30,
	2005		2004
	(Dollars in thousands)

R&D Expense	$14,621		$17,022
Percentage Decrease		(14.1)%

Research and development expenses decreased $2.4 million in the fiscal year ended September 30, 2005 from the fiscal year ended September 30, 2004. The most significant components of the decrease were a decrease in bonus expense of $1.0 million, in supplies of $329,000 and in compensation and benefits of $799,000 related to the reduction in the number of employees in research and development.

Sales and Marketing

	Fiscal Year Ended
	September 30,
	2005		2004
	(Dollars in thousands)

Sales and marketing expense	$4,710		$5,021
Percentage Increase		6.2%

Sales and marketing expenses decreased $311,000 in the fiscal year ended September 30, 2005 from the fiscal year ended September 30, 2004. The decrease was primarily due to a decrease in bonus expense. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

General and Administrative

	Fiscal Year Ended
	September 30,
	2005		2004
	(Dollars in thousands)

G&A expense	$5,012		$5,849
Percentage Increase		(14.3)%

General and administrative expenses decreased $837,000 in the fiscal year ended September 30, 2005 from the fiscal year ended September 30, 2004. The decrease was primarily due to a decrease in bonus expense of $312,000 and a decrease in the Company’s premiums for Directors’ and Officers’ insurance. Our general and administrative expenses may increase in absolute dollars in fiscal 2006 as compared to fiscal 2005 as a result of an increase in legal and consulting fees associated with analysis of strategic alternatives that have been undertaken by our management and board of directors.

Gain from sale of real property

On June 30, 2004, the Company sold the building located in Chatsworth, California which was its former corporate headquarters and recognized a gain of $942,000. The net proceeds from this transaction were approximately $5.7 million.

Investment Income and Other Income, net

	Fiscal Year Ended
	September 30,
	2005		2004
	(Dollars in thousands)

Investment income	$3,308		$1,352
Other income, net	325		165

Total	$3,633		$1,517
Percentage Increase		139.5%

The total of investment income and other income, net increased $2.1 million in the fiscal year ended September 30, 2005 from the fiscal year ended September 30, 2004. This increase was primarily due to the increase in investment income as the result of rising interest rates.

Provision for income taxes

	Fiscal Year Ended
	September 30,
	2005	2004
	(Dollars in thousands)

Income tax provision	$1	$369

Income tax expense of $1,000 for the fiscal year ended September 30, 2005 was comprised of foreign taxes in the amount of $90,000 and federal alternative minimum taxes in the amount of $32,000 offset by a state income tax benefit of $121,000 related to current year estimated liability offset by prior year benefits taken in the current year. Income tax expense of $369,000 for the fiscal year ended September 30, 2004 was comprised of foreign taxes in the amount of $44,000, state income taxes in the amount of $133,000, and $192,000 resulting from an adjustment to prior year’s net deferred tax assets.

Supplementary Data — Quarterly Results

The following table sets forth some of our selected financial information for our eight most recently completed fiscal quarters. In the opinion of our management, this unaudited financial information has been prepared on the same basis as the audited financial information, and includes all adjustments, consisting only of normal recurring adjustments, necessary to present this information fairly when read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report. These operating results are not necessarily indicative of results of any future period (dollars in thousands).

	Three-Month Period Ended
	Sept. 30,	Jun. 30	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,
	2006	2006	2006	2005	2005	2005	2005	2004
	(In thousands, except per share data)

Revenue	$19,134	$14,913	$18,342	$17,749	$14,806	$13,621	$13,527	$14,023
Cost of revenue	14,754	11,557	11,969	11,440	8,476	8,300	8,991	8,558

Gross profit	4,380	3,356	6,373	6,309	6,330	5,321	4,536	5,465

Operating Expenses:
Research and development	3,192	2,521	2,497	3,262	3,467	3,510	3,918	3,727
Sales and marketing	1,302	1,203	1,313	1,190	1,137	1,120	1,252	1,201
General and administrative	2,380	1,612	1,826	2,112	1,352	1,219	1,248	1,194

Total operating expenses	6,874	5,336	5,636	6,564	5,956	5,849	6,418	6,122
Income (loss) from operations	(2,494)	(1,980)	737	(255)	374	(528)	(1,882)	(657)
Investment income	1,713	1,602	1,451	1,297	1,105	916	744	543
Other income (loss), net	(328)	100	53	85	96	80	67	83

Income (loss) before income Taxes	(1,109)	(278)	2,241	1,127	1,575	468	(1,071)	(31)
Provision for income taxes	287	159	105	35	1	—	—	—

Net income (loss)	$(1,396)	$(437)	$2,136	$1,092	$1,574	$468	$(1,071)	$(31)

Earnings (loss) per share:
Basic	$(0.01)	$(0.00)	$0.02	$0.01	$0.01	$0.00	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)	$0.02	$0.01	$0.01	$0.00	$(0.01)	$(0.00)
Shares outstanding:
Basic	113,394	113,347	113,193	113,027	112,972	112,927	112,861	112,818
Diluted	113,394	113,347	114,144	113,326	113,834	113,754	112,861	112,818

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

Liquidity and Capital Resources

As of September 30, 2006, our primary source of liquidity was our cash and cash equivalents balance of $57.4 million and $69.5 million of marketable securities, which consist primarily of United States treasury notes, treasury bonds and money market funds. At September 30, 2005, we had $84.0 million in cash and cash equivalents balance and $64.6 million in marketable securities. The total of our cash and cash equivalents balance and our marketable securities balance decreased during the fiscal year primarily due to the GigaComm acquisition. Inventory purchases to support increased customer demand for our product also contributed to the decrease and were partially offset by an increase in accounts payable.

Current assets and current liabilities

Since inception, we have financed our operations primarily with cash generated from operations, through term loans and through our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of September 30, 2006, our working capital was approximately $151 million with a current ratio of 11:1 compared to our working capital of approximately $163 million with a current ratio of 15:1 as of September 30, 2005. Our working capital decreased during the fiscal year primarily as a result of the net expenditure of $19.3 million to acquire GigaComm. This decrease in working capital was partially offset by an increase in inventory in excess of the increase in current liabilities. We believe that additional cash could be borrowed if necessary; however, our current cash, cash equivalents and marketable securities, are expected to be sufficient to fund operations for the next 12 months.

On June 30, 2004, we sold the building located in Chatsworth, California which was our former corporate headquarters. Net proceeds from this transaction were approximately $5.7 million.

In August 2004, we fully repaid our long-term debt. As of September 30, 2006, there is no balance outstanding under our term loan agreement.

Cash flows provided by/(used in)

The following table sets forth, for the periods indicated, selected consolidated cash flow information (dollars in thousands):

	Fiscal Year Ended
	September 30
	2006	2005	2004

Operating Activities	$(3,743)	$(1,598)	$13,119
Investing Activities	(23,237)	10,043	(1,462)
Financing Activities	504	107	(1,129)
Effect of exchange rate changes on cash	(86)	—	—

Net increase (decrease) in cash and cash equivalents	$(26,562)	$8,552	$10,528

Cash used in operating activities during the fiscal year ended September 30, 2006 was primarily the result of a $5.5 million increase in inventory directly attributable to the increase in the demand for the Company’s products. The reduction of accounts payable for suppliers of critical components was also a significant use of operating cash flows. Cash used in operating activities during the fiscal year ended September 30, 2005 was primarily the result of a $6.7 million increase in inventory, particularly in the fourth fiscal quarter, to support a $5.1 million increase in backlog during the fiscal year. In addition, the cash flow statement indicates a reduction in accrued bonus of $2.5 million as we used cash to pay out fiscal 2004 based bonuses during fiscal 2005. These uses of cash in fiscal 2005 were partially offset by net income and non-cash depreciation and amortization of $5.8 million as well as an increase in accounts payable of $2 million. Cash generated by operating activities during the fiscal year ended September 30, 2004 was primarily due to an income tax refund of $11.7 million.

Cash used in investing activities during the fiscal year ended September 30, 2006 was primarily the result of $19.3 million for the acquisition of GigaComm. In addition, approximately $4.0 million of cash used in investing activities was for the purchase of additional marketable securities and $935,000 was for the purchase of fixed assets. The sale of certain assets to Furukawa provided $1.0 million of cash from investing activities (see Part IV, Item 15, Note 4 to the consolidated financial statements). Cash provided by investing activities during the fiscal year ended September 30, 2005 was primarily related to the maturation and conversion to cash and cash equivalents of marketable securities aggregating to $10.5 million. This was partially offset by $479,000 for purchases of property, plant and equipment, particularly machinery and equipment for manufacturing and engineering. The cash used in investing activities for the fiscal year ended September 30, 2004 was due to $5.4 million increase in marketable securities resulting from our purchases being greater than the maturities and $1.7 million in capital expenditures. This was partially offset by $5.7 million net proceeds from the sale of the building located in Chatsworth, California in the third quarter.

Cash provided by financing activities during the fiscal year ended September 30, 2006 was primarily from the issuance of stock for the exercise of employee stock options and stock purchase plan. Cash provided by financing activities during the fiscal year ended September 30, 2005 was from the issuance of stock for the exercise of employee stock options and stock plan purchases. During the fiscal year ended September 30, 2004, cash used by financing activities was due to $1.3 million retirement of long-term debt, partially offset by $206,000 provided by the issuance of common stock for the exercise of employee stock options and stock plan purchases.

We believe that our existing cash, cash equivalents and marketable securities on hand will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Contractual Obligations

The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at September 30, 2006. Other liabilities consist of remaining license payments due.

Operating
Fiscal Year	Leases

2007	$1,108
2008	1,104
2009	1,036
2010	79
2011	66
Thereafter	—

Total	$3,393

We also have purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $10.5 million for fiscal year ending September 30, 2007. Included in these purchase commitments are purchase commitments to a related party for $3.0 million. Based on our current operations, we believe that our current cash flow from cash and cash equivalents and marketable securities are expected to be sufficient to meet all of the known requirements.

Inflation

Inflation has not had a material adverse effect on our results of operations; however, our results of operations may be materially and adversely affected by inflation in the future.

Other Events

We have no other events or off-balance sheet arrangements to disclose at September 30, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are currently exposed to interest rate risk on our investment portfolio.

The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents includes $57.4 million invested in money market accounts. In addition, we have $69.5 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

As of September 30, 2006, our investment in marketable securities had a weighted-average time to maturity of approximately 178 days. Marketable securities represent United States treasury notes and treasury bonds with a maturity of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on held-to-maturity marketable debt securities range from three to ten months at the date of purchase.

If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest income of $1.3 million on our investment portfolio. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

Prior to the acquisition of GigaComm, sales to foreign customers were denominated in U.S. dollars and as such we had no foreign currency fluctuation risk related to accounts receivable. We are exposed to foreign currency risk from the translation of our Taiwan and UK operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that fluctuations in the exchange rate between the New Taiwan Dollar or the British Pound and the U.S. dollar would have a material impact on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Report and the supplementary data required by this item are included in Part II, Item 7 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act.

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

The information required by this Item is included in “Proposal 1: Elections of Directors”, “Management”, and “Section 16(a) Beneficial Ownership Reporting Compliance” sections of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in the “Executive Compensation and Related Information” section of the our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our Proxy Statement to be filed in connection with the our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our Proxy Statement to be filed in connection with the our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the “Ratification of Appointment of Independent Auditors” section of our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

1. Financial Statements.  The following consolidated financial statements of Optical Communication Products, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

2. Financial Statement Schedule.  The financial statement schedule of Optical Communication Products, Inc. is included below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts
For the Year Ended September 30, 2006, 2005 and 2004

		Balance at	Additions		Balance at
		Beginning of	Charged to	(Deductions)	End of
Description	Period	Period ($)	Expense ($)	Recoveries ($)	Period ($)

Allowance for Doubtful Accounts and Sales Returns	2006	426,000	124,000	—	550,000
	2005	362,000	121,000	(57,000)	426,000
	2004	459,000	80,000	(177,000)	362,000

3. Exhibits.  The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit
Number		Exhibit Description

2	.1(f)+	Primary Stock Purchase Agreement, dated July 14, 2006 by and among the Company, GigaComm Corporation, certain stockholders set forth on Schedule I to the Primary Stock Purchase Agreement and YEONGYI (Asia) Co., Ltd.
3	.1(a)	Amended and Restated Certificate of Incorporation
3	.2(a)	Bylaws

Exhibit
Number		Exhibit Description

3	.2.1(c)	Amendment Number One to Bylaws
4.1		See Exhibits 3.1, 3.2 and 3.2.1 for provisions of the Certificate of Incorporation and Bylaws for the Registrant defining the rights of holders of common stock of the Registrant
4	.2(a)	Specimen Stock Certificate
4	.3(a)	Standstill and Registration Rights Agreement, dated as of October 26, 2000, by and between the Registrant and The Furukawa Electric Co., Ltd.
10	.1(a)+	2000 Stock Incentive Plan
10	.2(a)+	Employee Stock Purchase Plan
10	.3(a)	Form of Indemnification Agreement
10	.5(a)+	Employment Agreement, dated November 1, 1999, by and between the Registrant and Muoi Van Tran, as currently in effect
10	.6(a)+	Employment Agreement, dated November 1, 1999, by and between the Registrant and Mohammad Ghorbanali, as currently in effect
10	.7(d)+	Employment Agreement, dated October 30, 2003, by and between the Registrant and Susie L. Nemeti, as currently in effect
10	.8(a)+	Form of Stock Option Agreement, dated August 29, 2000, by and between the Registrant and each of Muoi Van Tran, Mohammad Ghorbanali and Susie L. Nemeti (including a schedule of substantially identical terms)
10	.9(a)+	Form of Stock Option Agreement, dated June 28, 1993, by and between the Registrant and each of Muoi Van Tran, Mohammad Ghorbanali and Susie L. Nemeti (including a schedule of substantially identical terms)
10	.10(b)	Master Purchase Agreement, dated October 1, 2003, by and between the Registrant and The Furukawa Electric Co., Ltd.
10	.11(e)+	Amendment No. 1 to Employment Agreement by and between Susie L. Nemeti and the Company dated as of April 26, 2006
10	.12(e)+	Employment Agreement by and between Philip F Otto and the Company dated as of April 26, 2006
10	.13(g)+	Employment Agreement by and between Philip F Otto and the Company dated as of July 26, 2006
10	.14(g)+	Employment Agreement by and between Frederic T. Boyer and the Company dated as of July 26, 2006
21.1		List of Subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche LLP
31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S 1 declared effective November 2, 2000 (File No. 333-44862) under the same exhibit number, and is incorporated by reference herein.

(b)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2003 on December 24, 2003 and incorporated herein by reference.

(c)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2002 on December 27, 2002 and incorporated herein by reference.

(d)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2005 on December 29, 2005 and incorporated herein by reference.

(e)	Filed as an exhibit to the Current Report on Form 8-K dated April 27, 2006

(f)	Filed as an exhibit to the Current Report on Form 8-K dated July 19, 2006

(g)	Filed as an exhibit to the Current Report on Form 8-K dated July 27, 2006

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b) Exhibit Index:

See Exhibit index.

(c) Financial Statement Schedule:

See Financial statement schedule set forth in (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodland Hills, State of California, on the 20th day of December, 2006.

Optical Communication Products, Inc.

By:	/s/ Philip F. Otto
Name: Philip F. Otto

Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Philip F. Otto Philip F. Otto	Chief Executive Officer and President (principal executive officer)	December 20, 2006

/s/ Frederic T. Boyer Frederic T. Boyer	Chief Financial Officer (principal financial and accounting officer)	December 20, 2006

/s/ Muoi Van Tran Muoi Van Tran	Chairman of the Board of Directors	December 20, 2006

/s/ Stewart D. Personick Stewart D. Personick	Director	December 20, 2006

/s/ Yukimasa Shiga Yukimasa Shiga	Director	December 20, 2006

/s/ Hobart Birmingham Hobart Birmingham	Director	December 20, 2006

/s/ David Warnes David Warnes	Director	December 20, 2006

/s/ Haruki Ogoshi Haruki Ogoshi	Director	December 20, 2006

/s/ Arinobu Sato Arinobu Sato	Director	December 20, 2006

OPTICAL COMMUNICATION PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Optical Communication Products, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Optical Communication Products, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

Los Angeles, California
December 20, 2006

OPTICAL COMMUNICATION PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2006 and 2005

	September 30,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,413	$83,975
Marketable securities	69,523	64,645
Accounts receivable less allowance for doubtful accounts and sales returns of $550 and $426 in 2006 and 2005, respectively	11,185	9,481
Inventories	25,715	15,318
Income taxes receivable	1,284	—
Deferred income taxes	330	—
Prepaid expenses and other current assets	1,333	1,017

Total current assets	166,783	174,436
Property, plant and equipment, net	29,313	24,914
Goodwill	8,330	—
Intangible assets, net	2,656	902
Deferred income taxes	207	—
Other assets	29	—

TOTAL	$207,318	$200,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,239	$3,169
Accounts payable to related parties	2,142	4,095
Accrued payroll related expenses	1,599	1,112
Accrued bonus	1,688	1,916
Other accrued expenses	2,595	1,322
Income taxes payable	180	130

Total current liabilities	15,443	11,744

OTHER LONG-TERM LIABILITIES	159	200
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; 200,000,000 shares authorized, 47,424,178 and 46,981,407 shares outstanding at September 30, 2006 and 2005, respectively	47	47
Class B common stock $0.001 par value; 66,000,000 shares authorized, 66,000,000 shares issued and outstanding at September 30, 2006 and 2005, respectively	66	66
Additional paid-in capital	135,123	133,024
Accumulated other comprehensive loss	(86)	—
Retained earnings	56,566	55,171

Total stockholders’ equity	191,716	188,308

TOTAL	$207,318	$200,252

The accompanying notes are an integral part of the consolidated financial statements

OPTICAL COMMUNICATION PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2006, 2005, and 2004

	2006	2005	2004
	(In thousands, except per share amounts)

REVENUE	$70,138	$55,978	$57,143
COST OF REVENUE	49,720	34,326	32,648

GROSS PROFIT	20,418	21,652	24,495

OPERATING EXPENSES:
Research and development	11,472	14,621	17,022
Selling and marketing	5,008	4,710	5,021
General and administrative	7,930	5,012	5,849

Total operating expenses	24,410	24,343	27,892

Gain from sale of real property	—	—	942

LOSS FROM OPERATIONS	(3,992)	(2,691)	(2,455)
INVESTMENT INCOME	6,063	3,308	1,352
OTHER INCOME (LOSS), NET	(90)	325	165

INCOME (LOSS) BEFORE INCOME TAXES	1,981	942	(938)
PROVISION FOR INCOME TAXES	586	1	369

NET INCOME (LOSS)	$1,395	$941	$(1,307)

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$0.01	$(0.01)
DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$0.01	$(0.01)
BASIC SHARES OUTSTANDING	113,239	112,894	112,553
DILUTED SHARES OUTSTANDING	114,086	113,810	112,553

The accompanying notes are an integral part of the consolidated financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2004, 2005, and 2006

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
	(In thousands, except share data)

BALANCE, OCTOBER 1, 2003	112,297,285	$112	$132,712	$55,536	$—	$188,360
Net loss				(1,307)		(1,307)
Issuance of common stock for exercise of stock options and employee stock purchase plan	474,642	1	205			206

BALANCE SEPTEMBER 30, 2004	112,771,927	113	132,917	54,230	—	187,260
Net income				941		941
Issuance of common stock for exercise of stock options and employee stock purchase plan	209,480		107			107

BALANCE, SEPTEMBER 30, 2005	112,981,407	113	133,024	55,171	—	188,308
Comprehensive income:
Net income				1,395		1,395
Foreign currency translation					(86)	(86)

Total comprehensive income						1,263
Issuance of common stock for exercise of stock options and employee stock purchase plan	442,471		450			450
Stock-based compensation expense			915			915
Gain on sale of assets to Furukawa, net of tax			680			680
Tax benefit from exercise of non-qualified stock options			54			54

BALANCE, SEPTEMBER 30, 2006	113,424,178	$113	$135,123	$56,566	$(86)	$191,716

The accompanying notes are an integral part of the consolidated financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
Years Ended September 30, 2006, 2005, and 2004

	2006	2005	2004
	(In thousands)

OPERATING ACTIVITIES
Net income (loss)	$1,395	$941	$(1,307)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,701	5,807	5,383
Amortization of premium (discount) on marketable securities	(886)	(36)	959
Gain from sale of real property	—	—	(942)
Deferred income taxes	(537)	—	—
Stock-based compensation expense	915	—	—
Changes in operating assets and liabilities:
Accounts receivable	560	(914)	(1,606)
Income taxes receivable	(1,284)	—	11,743
Inventories	(5,536)	(6,670)	(3,057)
Prepaid expense and other current assets	456	100	(242)
Other assets	141	—	—
Accounts payable	(549)	1,970	(104)
Accounts payable to related parties	(1,953)	771	2,264
Accrued payroll related expenses	421	(913)	608
Accrued bonuses	(228)	(2,535)	18
Other accrued expenses	(208)	110	(530)
Income taxes payable	50	(29)	132
Other long-term liabilities	(201)	(200)	—

Net cash provided by (used in) operating activities	(3,743)	(1,598)	13,119

INVESTING ACTIVITIES:
Purchase of marketable securities	(73,992)	(69,478)	(70,435)
Maturities of marketable securities	70,000	80,000	65,000
Net proceeds from sale of real property	—	—	5,693
Sale of assets to related party	1,000	—	—
Acquisition of GigaComm Corporation, net of cash acquired	(19,310)	—	—
Purchase of property, plant and equipment	(935)	(479)	(1,720)

Net cash provided by (used in) investing activities	(23,237)	10,043	(1,462)

FINANCING ACTIVITIES:
Principal payments on long-term debt	—	—	(1,335)
Excess tax benefits from stock-based compensation	54	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	450	107	206

Net cash provided by (used in) financing activities	504	107	(1,129)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(86)	—	—

OPTICAL COMMUNICATION PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
Years Ended September 30, 2006, 2005, and 2004 — (Continued)

	2006	2005	2004
	(In thousands)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,562)	8,552	10,528
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	83,975	75,423	64,895

CASH AND CASH EQUIVALENTS, END OF YEAR	$57,413	$83,975	$75,423

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$2	$22	$36
Cash paid (received) during the year for income taxes, net	$2,567	$110	$(11,522)
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Purchase of property, plant and equipment through accounts payable	$46	$63	$71

The following sets forth the changes in assets and liabilities resulting from the purchase price allocation in connection with the acquisition of GigaComm Corporation (see Note 3) (in thousands):

Debit/(Credit)

Accounts receivable	$2,264
Inventories	4,861
Prepaids and other current assets	782
Fixed assets	7,072
Other assets	160
Intangible assets	2,228
Goodwill	8,330
Accounts payable	(4,573)
Accrued liabilities	(1,588)
Other liabilities	(226)

$19,310

The accompanying notes are an integral part of the consolidated financial statements.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

1.	GENERAL INFORMATION

The accompanying consolidated financial statements of Optical Communication Products, Inc., a Delaware corporation (the “Company”), includes its balance sheets as of September 30, 2006 and 2005 and reflects the results of its operations for the years ended September 30, 2006, 2005 and 2004. The Company’s operations are primarily located in Woodland Hills, California, and Hsinchu, Taiwan (through the acquisition of GigaComm Corporation in August 2006). The Company is a majority-owned subsidiary of Furukawa Electric Company, Ltd. of Japan (“Furukawa”). Furukawa beneficially owns 58.2% of the Company’s capital stock at September 30, 2006, which accounts for 93.3% of the combined voting power of all of the Company’s outstanding common stock.

Operations — The Company operates in one industry segment which is the design and manufacture of fiber optic components for use in metropolitan area networks, (“MANs”), local area networks, (“LANs”) and fiber-to-the-home (“FTTH”) networks. The Company’s products consist of optical transmitters, receivers, transceivers and transponders which convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private fiber optic networks.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany amounts and transactions have been eliminated.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of the Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted deposits and money market funds with a maturity at the date of purchase of three months or less.

Marketable Securities — Marketable securities represent United States treasury notes and treasury bonds with an original maturity of greater than three months. These securities are classified as held to maturity because the Company has the intent and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value and the amount of the write-down would be accounted for as a realized loss. Maturities on held-to-maturity marketable debt securities range from three to ten months from the date of purchase.

Investments in marketable securities were as follows at September 30 of each respective year (in thousands):

			Unrealized	Unrealized
Type of Security	Book/Cost	Fair Value	Gains	(Losses)

United States Treasury Notes
2006	$69,523	$69,517	$6	$—
2005	$64,645	$64,489	$—	$(156)

Inventories — Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company establishes its inventory write-downs based on excess and obsolete inventories determined primarily by historical usage and future demand forecasts. Provisions for excess and obsolete inventory result in a new, lower-cost basis for that inventory and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to thirty-nine

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years, using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or estimated useful life. Improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

Impairment of Long-Lived Assets — The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. There have been no impairment charges recorded by the Company.

Income Taxes — Income taxes are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that are more likely than not expected to be realized.

Earnings per Share — Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the treasury stock method.

Revenue Recognition — The Company generally recognizes revenue, net of sales returns and allowances, when persuasive evidence of an arrangement exits, shipment has occurred, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point.” In certain limited cases wherein customer acceptance must occur, the Company defers such revenue until such acceptance is obtained and all other revenue recognition criteria have been met. The Company records an allowance for sales returns based on an analysis of the history of sales returns in order to reasonably estimate the allowance.

Research and Development Costs — Costs associated with the development of new products and any sustaining engineering costs are charged to expense when incurred.

Common Stock — At September 30, 2006, the Company had two classes of common stock with a par value of $0.001 per share. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company’s outstanding Class B common stock.

Fair Value of Financial Instruments — The recorded values of marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The Company has no long-term debt at September 30, 2006.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and accounts receivable. The Company sells products and extends credit to customers, monitors its exposure to credit losses, and maintains allowances for anticipated losses. The customers with the largest accounts receivable amounted to $1,648,000 (14.0%) and $1,352,000 (13.8%) of gross accounts receivable at September 30, 2006 and 2005, respectively. Revenue from the Company’s largest customers amounted to 22.1%, 14.6% and 13.0% for the

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended September 30, 2006, 17.5% and 14.9% for the year ended September 30, 2005 and 16.7% and 11.2% for the year ended September 30, 2004. No other customers represented more than 10% of total revenues.

Segment Reporting — Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a Company for making operating decisions and assessing financial performance.

The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) are its chief operating decision makers. The Company has determined that it operates in one reportable segment which is the design and manufacture of fiber optic components for use in MANs, LANs and FTTH networks.

Stock-Based Compensation — On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment”, which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R)is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company implemented SFAS 123(R) as of October 1, 2005.

The Company adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost includes: a) compensation cost for all share-based payments granted prior to October 1, 2005, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The results for the prior periods have not been restated.

The Company adopted the transition method described in FASB Staff Position No. FAS 123(R)-3, “Transition Election related to accounting for the Tax Effect of Share-Based Payment Awards” in the quarter ended September 30, 2006.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 151, Inventory Costs. SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities and unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company implemented SFAS 151 during the quarter ended December 31, 2005 and the adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial position or results of operations.

On November 2005, the FASB issued Staff Position 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied to reporting periods beginning after December 15, 2005. The Company implemented FSP 115-1 during the quarter ended March 31, 2006 and the adoption of FSP 115-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect that the adoption of this pronouncement will have on the Company’s consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement.” Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company is in the process of evaluating the impact SAB 108 will have, if any, on its consolidated financial position or results of operations.

Reclassifications — Certain reclassifications have been made in the prior periods to conform to the current period presentation.

3.	ACQUISITION OF GIGACOMM

On August 24, 2006, the Company completed the acquisition of GigaComm Corporation, a Taiwan corporation (“GigaComm”) pursuant to the Primary Stock Purchase agreement by and among the Company, GigaComm, certain stockholders of GigaComm and YEONGYI (Asia) Co., Ltd., a Taiwan corporation, as a selling stockholder and the representative of the selling stockholders (the “Selling Stockholders”). Pursuant to the Primary Stock Purchase Agreement and additional stock purchase agreements entered into with additional holders of common stock holding shares of GigaComm common stock, the Company acquired 96.88% of the issued and outstanding shares of GigaComm common stock and paid consideration of approximately $18.8 million, consisting of both cash payments to stockholders of GigaComm and the repayment of all of GigaComm’s outstanding debt obligations (the “Acquisition”). As a result of the transaction, GigaComm became a subsidiary of the Company and the Company was able to expand its market share in Asia. This expanded presence in Asia and GigaComm as a second source for lasers are factors contributing to the Company recording Goodwill as a result of the Acquisition. The Company has consolidated the financial position and results of operations of GigaComm since the date of acquisition.

The Acquisition was accounted for using the purchase method of accounting. The carrying values of GigaComm’s assets and liabilities were adjusted to reflect the fair values of the assets and liabilities as of the

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition date to the extent of the Company’s 96.88% controlling interest. The remaining 3.12% was accounted for at GigaComm’s historical basis.

The acquisition price was comprised of the following (in thousands):

Purchase price	$18,796
Transaction costs	710

$19,506

Of the $19,506,000 acquisition price, approximately $1.3 million is held in escrow as of September 30, 2006. Such amount is to be distributed to the Selling Stockholders at the end of a contingency period of approximately one year pending resolution of any matters that may arise relating to Selling Stockholders’ indemnification provisions in the Primary Stock Purchase Agreement.

The preliminary purchase price allocation is as follows (in thousands):

Cash	$196
Accounts receivable	2,264
Inventories	4,861
Prepaids and other current assets	782
Fixed assets	7,072
Other assets	160
Intangible assets	2,228
Goodwill	8,330
Accounts payable	(4,573)
Accrued liabilities	(1,588)
Other liabilities	(226)

$19,506

The preliminary allocation of the purchase price to identifiable intangible assets, along with their respective estimated useful lives, is as follows (in thousands):

Developed technology (6.5 years)	$1,356
Customer relationships (3 years)	678
Tradename (3 years)	194

$2,228

The above purchase price allocation is based on preliminary estimates of the value of the inventory, fixed assets and intangible assets acquired and the related income tax impact of the purchase accounting adjustments. The Company expects the purchase price allocation to be finalized by the end of the Company’s second fiscal quarter (March 31, 2007) upon the finalization of the related valuations. We do not expect that goodwill will be deductible for tax purposes.

The following unaudited pro forma information is for illustrative purposes only and presents the results of operations for the years ended September 30, 2006 and 2005 as though the Acquisition had occurred at the beginning of the respective periods. The unaudited pro forma financial information are not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the Company and GigaComm been a combined company during the specified periods. The unaudited pro forma

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial information does not reflect any operating efficiencies or cost savings the Company may achieve with respect to the combined companies.

	2006	2005

Revenue	$86,784	$69,993
Net income	$(2,603)	$(7,367)
Diluted earnings per share	$(0.02)	$(0.06)

4.	COLORADO FACILITY CLOSURE AND ASSET SALE TO FURUKAWA

The Company permanently ceased the activities at its Broomfield, Colorado facility, a research and design facility where the Company had been focused on creating VCSEL technology for fiber optic communication networks, on January 31, 2006. The Company decided to cease the operation of its Colorado facility because the cost of Fabry-Perot lasers has been decreasing, making 1300 nm VCSEL technology less attractive as a cost-effective replacement, and because of the delay in development of the market for the next generation of optical modules. The Company does not plan to continue further development of the technology. The Company will, however, use the technology as it exists in manufacturing operations.

On February 10, 2006, the Company entered into an agreement with Furakawa to sell certain assets located at the Colorado facility related to VCSEL technology. The Company also granted Furukawa a non-exclusive, royalty-bearing license to use and exploit intellectual property related to the VCSEL technology. Under the terms of the license, Furukawa is required to pay the Company a royalty on sales of certain products utilizing the 1300 nm VCSEL chip technology. Total cash consideration in the transaction was $1 million, in addition to the potential royalty payments (no royalty payments were earned in the year ended September 30, 2006). Because the sale involved the transfer of assets between two parties under common control, the proceeds in excess of the approximate $150,000 book value of the assets was credited to Additional Paid-In Capital.

5.	STOCK -BASED COMPENSATION

On August 29, 2000, the Board of Directors approved the 2000 Stock Incentive Plan. All options outstanding from the Company’s pre-IPO 1992 Stock Option Plan and the 2000 Stock Option/Stock Issuance Plan were transferred to the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan authorizes 12,121,680 options for grant and provides that options may have a term of up to 10 years, and become exercisable and vest in increments. The normal vesting is 25 percent per year. However, the vesting period can vary. In addition, in June 1993 and August 2000, key executives were granted a total of 9,670,360 stock options that were separate from the Company’s stock option plans and are fully vested. At September 30, 2006 there were 3,301,680 options outstanding from these grants to key executives outside of the 2000 Stock Incentive Plan. All options were granted with the exercise price equal to the fair value of the Company’s common stock on the date of grant.

Prior to adoption of SFAS 123(R)

Prior to the Company’s October 1, 2005 adoption of SFAS 123(R), the Company provided the disclosure required under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company generally did not recognize stock-based compensation expense in its statements of operations for periods prior to the adoption of SFAS 123(R) as options are generally granted at an exercise price equal to the market value of the underlying stock on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to the adoption date of SFAS 123(R). For purposes of this pro forma disclosure, the value of options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the year ended September 30, 2006 are not presented

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because stock-based compensation was accounted for under SFAS 123(R)’s fair-value method during this current period.

	Year Ended September 30,
	2005	2004
	(In thousands except per share amounts)

Net income (loss):
As reported:	$941	$(1,307)
Deduct total stock-based employee compensation expense determined under fair value- based method for all awards, net of related tax effects:	(974)	(6,118)

Pro forma	$(33)	$(7,425)

Basic earnings (loss) per share
As reported	$0.01	$(0.01)
Pro forma	$(0.00)	$(0.07)
Diluted earnings (loss) per share
As reported	$0.01	$(0.01)
Pro forma	$(0.00)	$(0.07)

The fair value of each option grant estimated on the date of grant used to compute pro forma net income (loss) and pro forma net income (loss) per share was estimated using the Black-Scholes option pricing model. The following assumptions were used in completing the model:

	September 30,
	2005	2004

Dividend yield	0%	0%
Expected volatility	91%	99%
Weighted risk-free rate of return	4.15%	3.98%
Expected life (years)	8.0	8.1

Adoption of SFAS 123(R)

During the year ended September 30, 2006, the Company recorded stock-based compensation expense in accordance with SFAS 123(R). The current period stock-based compensation recognized is based on the fair value of stock options on their date of grant using a Black-Scholes fair value model, amortized on a straight-line basis over

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the vesting period of the options. The effect of recording stock-based compensation for the year ended September 30, 2006 was as follows:

Year Ended
September 30, 2006
(In thousands except
per share amounts)

Stock-based compensation expense by type of award
Employee stock options	$846
Restricted stock awards	14
Employee stock purchase plan	55

Total stock-based compensation expense	$915
Tax effect of stock-based compensation expense	(54)

Total stock-based compensation expense, net of tax	$861
Effect on earnings per share
Basic earnings per share	$0.01
Diluted earnings per share	$0.01

As required by SFAS 123(R), management has estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest based on this rate of forfeiture. The estimated forfeiture rates utilized in the year ended September 30, 2006 ranged from 22% to 25%.

During the year ended September 30, 2006, the Company accelerated vesting of unvested stock options for 13 employees as part of the severance arrangements related to the closure of the Colorado facility. Approximately $52,000 of stock-based compensation expense was recognized related to this modification of terms.

Stock Options

The Company’s 2000 Stock Incentive Plan authorizes 12,121,680 options for grant and provides that options may have a maximum contractual term of 10 years, and become exercisable and vest in increments. The normal vesting is 25% per year. All options under this plan are granted with the exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the year ended September 30, 2006, the Company granted 1,396,928 stock options with an estimated total grant-date fair value of $2,077,931. During the year ended September 30, 2006, the Company recorded stock-based compensation related to stock options of $846,000 for all unvested options granted prior to and all options granted after the adoption of SFAS 123(R).

Restricted Stock Awards

From time to time the Company may issue restricted stock at a price equal to the fair market value of the Company’s common stock on the date of grant. The normal vesting is 25% per year. During the year ended September 30, 2006, the Company issued 300,000 shares of restricted stock with an estimated total grant-date fair value of $570,500. Of the 300,000 shares issued, 50,000 shares were issued from the 2000 Stock Incentive Plan and 250,000 shares were issued outside of the plan. During the year ended September 30, 2006, the Company recorded stock-based compensation expense related to restricted stock of $14,000. None of the shares of restricted stock were vested as of September 30, 2006.

Employee Stock Purchase Plan (ESPP)

The Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase a limited amount of the Company’s common stock at a 15% discount to a defined fair market value. The stock-based compensation cost related to the ESPP for the year ended September 30, 2006 was $55,000. The total stock-based

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost related to employee purchases of stock under the ESPP is amortized on a straight-line basis over a weighted-average period of approximately 1 year.

Valuation assumptions

During the year ended September 30, 2006, the Company valued employee options for compensation expense purposes at the measurement dates using the Black-Scholes pricing model with the following average assumptions:

Dividend yield	0%
Average expected volatility	81.5%
Average risk-free rate of return	4.8%
Average expected life (years)	7.95

Expected Volatility:  The volatility factor utilized in the Black-Scholes valuation model was based on the Company’s historical stock prices.

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

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimated forfeiture rate, the share-based compensation expense could be materially different.

Non-vested Options

As of September 30, 2006, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be substantially amortized by September 30, 2010.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

Stock option activity for the years ended September 30, 2006, 2005 and 2004 and options available for future grant at September 30, 2006 are as follows:

				Weighted
	Options			Average
	Available	Number	Exercise Price	Exercise
	for Grant	of Options	per Option	Price

Balance as of September 30, 2003	6,329,412	7,893,348	0.0562 to 17.38	8.60
Options granted	(451,140)	451,140	1.69 to 4.05	2.98
Options exercised		(370,710)	0.56 to 2.57	0.29
Options forfeited	143,292	(143,292)	0.68 to 13.38	3.23
Options canceled	81,705	(81,705)	1.08 to 13.38	7.74

Balance as of September 30, 2004	6,103,269	7,748,781	$0.100 to $17.38	8.78
Options granted	(647,216)	647,316	1.58 to 2.30	1.99
Options exercised		(121,122)	0.10 to 2.06	0.43
Options forfeited	130,207	(130,207)	0.90 to 11.12	2.24
Options canceled	152,866	(152,886)	1.08 to 17.38	6.97

Balance as of September 30, 2005	5,739,146	7,991,882	$0.100 to $17.38	8.49
Options granted	(1,396,928)	1,396,928	1.87 to 3.47	3.20
Options exercised*		(383,332)	0.10 to 2.89	0.96
Options forfeited	301,656	(301,656)	0.68 to 3.56	2.08
Options canceled	207,310	(207,310)	0.68 to 17.38	8.30

Balance as of September 30, 2006	4,851,184	8,496,512	$0.10 to $17.38	8.01

*	The intrinsic value of options exercised in fiscal 2006 was $642,021.

The following table summarizes information regarding options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average	Weighted
		Remaining	Weighted		Remaining	Average
	Number	Contractual	Average	Shares	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Life	Price

$ 0.19 - $ 1.69*	911,407	3.9	$0.61	794,943	3.6	$0.55
$ 1.81 - $ 3.47*	2,542,950	8.6	$2.17	651,727	6.3	$2.27
$ 3.64 - $ 4.55	15,000	6.8	$3.85	9,000	6.5	$3.97
$ 8.05 - $ 9.72	47,200	4.8	$8.33	47,200	4.8	$8.33
$11.00 - $11.12	3,925,755	3.9	$11.00	3,925,755	3.9	$11.00
$17.38 - $17.38	1,054,200	4.3	$17.38	1,054,200	4.3	$17.38

	8,496,512	5.4	$8.01	6,482,825	4.2	$9.85

*	The aggregate intrinsic value of options outstanding and exercisable was approximately $1.3 million and 1.1 million, respectively, at September 30, 2006.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options vested and expected to vest in the future at September 30, 2006 were 8.0 million shares with a weighted average exercise price of $8.38, weighted average remaining contractual life of 5.2 years and an aggregate intrinsic value of approximately $2.9 million.

The weighted average estimated fair value of options granted in 2006, 2005, and 2004 was $1.57, $1.66 and $3.00, respectively. The total number of shares exercisable were 6,482,825, 6,630,012 and 6,093,018 as of September 30, 2006, 2005 and 2004, respectively.

ESPP Activity

There were a total of 59,439, 88,298 and 103,992 shares of the Company’s common stock issued at a weighted average purchase price of $1.41, $1.19 and $0.95 pursuant to the employee stock purchase plan during the years ended September 30, 2006, 2005 and 2004 respectively. There are a total of 50,027 shares available for future issuance under the plan at September 30, 2006.

6.	INVENTORIES

Inventories consist of the following:

	September 30,
	2006	2005
	(In thousands)

Raw materials	$15,394	$8,393
Work-in-process	4,929	5,094
Finished goods	5,392	1,831

Total	$25,715	$15,318

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,		Useful
	2006	2005	Lives

Land	$6,729	$6,729
Buildings	15,311	14,949	39 years
Machinery and equipment	23,373	20,419	5 years
Furniture and fixtures	467	382	5 years
Computer hardware and software	1,591	1,681	3 years
Leasehold improvements	350	181	9 years

	47,821	44,341
Less: accumulated depreciation and amortization	(18,508)	(19,427)

Total	$29,313	$24,914

Depreciation and amortization expense for fixed assets for 2006, 2005 and 2004 was approximately $3,227,746, $4,907,000 and $4,483,000, respectively.

On June 8, 2001, the Company purchased land and a 145,720 square foot building in Woodland Hills, California for the purchase price of $18,750,000. The Company is occupying an aggregate of approximately 89,000 square feet and was leasing an aggregate of 41,400 square feet of this building to one unrelated party under a lease agreement which expired during the current fiscal year. The lessee moved out of the Company’s facility in

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 2006. In fiscal 2004 and the first 8 months of fiscal 2005, the Company had two lessees. Rental income was $336,000, $399,000 and $473,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Rental income is included in other income in the accompanying consolidated financial statements.

On June 30, 2004, the Company sold the building located in Chatsworth, California which was its former corporate headquarters and recognized a gain of $942,000. The net proceeds from this transaction were approximately $5.7 million.

8.	INTANGIBLE ASSETS

The following sets forth the intangible assets by major asset class (in thousands):

			Weighted Average
	September 30,		Amortization
	2006	2005	Period
			(Years)

Patents	950	950	5.0
Accumulated Amortization	(744)	(554)
Acquired Technology	2,572	1,216	5.0
Accumulated Amortization	(970)	(710)
Customer Relationships	678	—	3.0
Accumulated Amortization	(19)	—
Tradename	194	—	3.0
Accumulated Amortization	(5)	—

Total intangible assets	$2,656	$902

Aggregate amortization expense related to intangible assets was approximately $474,000, $900,000 and $900,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Following is a summary of future amortization expense in each of the next five fiscal years and thereafter (in thousands):

2007	$932
2008	535
2009	475
2010	209
2011	209
Thereafter	296

$2,656

9.	LONG-TERM DEBT

Term Loan — The term loan was used to fund the purchase of the Company’s land and building located in Chatsworth, California. The term loan bore interest on the amount outstanding at various time intervals based on the Company’s election at a per annum rate equal to either (a) the prime rate or (b) LIBOR plus 1.80%. This term loan was fully paid in August 2004 and the Company has no other term loans outstanding.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EARNINGS PER SHARE

The following is a calculation of basic and diluted earnings per share (“EPS”):

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except per share data)

BASIC EPS COMPUTATION:
Net income (loss) applicable to common stock	$1,395	$941	$(1,307)

Weighted average common shares outstanding	113,239	112,894	112,553

Basic earnings (loss) per share	$0.01	$0.01	$(0.01)

DILUTED EPS COMPUTATION:
Net income (loss) applicable to common stock	$1,395	$941	$(1,307)

Weighted average common shares outstanding	113,239	112,894	112,553
Effect of dilutive securities:
Common stock options and restricted stock	847	916	—

Diluted shares outstanding	114,086	113,810	112,553

Diluted earnings (loss) per share	$0.01	$0.01	$(0.01)

The weighted average diluted common shares outstanding for years ended September 30, 2006, 2005, and 2004 excludes the dilutive effect of approximately 6,555,357, 5,930,364 and 5,561,188 options and restricted shares, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company’s common stock during the fiscal year or as a result of the Company’s net loss.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has operating leases for certain facilities. Lease payments are made monthly. The Company’s leases are renewable either monthly, semiannually, annually or for five years. Rent expense for these leases for the years ended September 30, 2006, 2005 and 2004 was $427,000, $508,000 and $516,000, respectively.

The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at September 30, 2006 (in thousands):

Fiscal Year
2007	$1,108
2008	1,104
2009	1,036
2010	79
2011	66

Total minimum lease payments	$3,393

Legal Proceedings — On April 12, 2002, the Company resolved its patent infringement litigation with Stratos Lightwave, Inc. (“Stratos”). As part of the settlement, the Company entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents. In consideration of the license agreement, the Company is required to pay a total of $2 million over the license term. At the end of the five-year term, the Company has the option to renegotiate with Stratos for an extension of the license. As of September 30, 2006, the

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining amount the Company is required to pay under the settlement is $200,000 which will be payable in the next fiscal year. Accordingly, $200,000 is included in other accrued expenses in the accompanying consolidated balance sheet at September 30, 2006.

We are not currently involved in any material legal proceedings other than the proceedings with Olympia Properties, LLC. In August 2006, the Company filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia Properties, LLC (“Olympia”), its landlord at its former Colorado facility. The action arose after Olympia retained the Company’s security deposit of approximately $93,700 upon expiration of the lease, claiming that the Company contaminated the leased premises with arsenic, in violation of the lease. The Company denies that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, the Company filed suit.

In its complaint, the Company requests that the court provide declaratory relief that the Company has not breached the lease through any act or omission, and also requests damages for breach of contract in connection with Olympia’s retention of the security deposit. Further, the Company alleges additional breaches of the lease by Olympia.

Olympia denied the Company’s allegations and asserted counterclaims for breach of ten affirmative defenses. Further, Olympia asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $915,000. The Company denied Olympia’s counterclaims. We intend to aggressively pursue our claims, and vigorously defend against Olympia’s counterclaims.

Purchase Commitments — As of September 30, 2006, the Company has entered into purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $10.5 million for fiscal year ending September 30, 2007. Included in these purchase commitments are purchase commitments to a related party for $3.0 million.

Warranty Accruals — The Company provides a warranty of its products from defects in materials and workmanship. The warranty is limited to repair or replacement, at the Company’s option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company’s warranty reserve, which is included in other accrued expenses in the accompanying consolidated balance sheets.

		Balance at	Additions		Balance at
	Fiscal	Beginning	Charged to		End of
	Year	of Period	Expense	(Deductions)	Period

Warranty Reserve	2006	$14,000	$43,000	$(32,000)	$25,000
	2005	$31,000	$14,000	$(31,000)	$14,000
	2004	$46,000	$11,000	$(26,000)	$31,000

12.	STOCKHOLDERS’ EQUITY

Initial Public Offering — On November 3, 2000, the Company completed its initial public offering of 12,075,000 newly issued shares of Class A common stock, which included the exercise of the underwriters’ over-allotment option of 1,575,000 shares, at an offering price of $11.00 per share. Proceeds from the offering were $123,572,000, less underwriting discounts and commissions.

Preferred and Common Stock — On October 27, 2000, the Company reincorporated in Delaware and created two new classes of common stock with a par value of $0.001 per share. All of the Company’s outstanding shares of common stock and convertible preferred stock automatically converted into shares of Class A and Class B common stock, respectively. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that — holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. As of

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2006, Furukawa owns all 66,000,000 shares of the Company’s outstanding Class B common stock, which accounts for 93.3% of the combined voting power of all of the Company’s outstanding common stock.

13.	PROFIT SHARING PLAN

The Company has a deferred cash and profit sharing plan covering all employees, subject to certain participation and vesting requirements. The plan provides that the Company will partially match employees contributions or provide discretionary contributions up to a certain amount. Total contributions accrued by the Company were $234,000, $354,000 and $1,254,000 at September 30, 2006, 2005 and 2004, respectively.

14.	INCOME TAXES

The components of the provision for income taxes is as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004

Current:
Federal	$890	$32	$192
State	63	(121)	133
Foreign	170	90

Total current	1,123	1	369

Deferred:
Federal	(568)	—	—
Foreign	31	—	—

Total deferred	(537)	—	—

Provision for income taxes	$586	$1	$369

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income taxes are as follows (in thousands):

	September 30,
	2006	2005	2004

Deferred tax assets
Allowance for doubtful accounts	$263	$177	$247
Uniform capitalization and obsolete inventory	2,070	1,059	1,145
State NOL and credit carry-forwards	1,999	1,138	1,742
Federal credit carry-forwards	885	1,160	698
Foreign NOL and credit carry-forwards	6,858	—	—
Depreciation and amortization	732	1,012	464
Other deferred tax assets	574	566	504

Total deferred tax assets	13,381	5,112	4,800
Deferred tax liabilities	(522)	(175)	(310)

Net deferred tax asset	12,859	4,937	4,490
Valuation allowance	(12,322)	(4,937)	(4,490)

Net deferred tax asset	$537	$—	$—

Valuation allowance at beginning of period	(4,937)	(4,490)	(3,462)
Valuation allowance at end of period	(12,322)	(4,937)	(4,490)

Change in valuation allowance during period*	(7,385)	(447)	(1,028)

*	The valuation allowance against the total net deferred tax assets of GigaComm is approximately $7.1 million which is part of the increase in the valuation reserve. The majority of the balance relates to net operating loss carryforwards acquired in the acquisition.

A reconciliation of the Company’s provision for income taxes to the U.S. federal statutory rate is as follows (in thousands):

	Year Ended September 30,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Provision (benefit) for income taxes at statutory rate	$693	35.0%	$330	35.0%	$(328)	(35.0)%
State taxes, net of federal benefit	274	13.8	61	6.5	86	9.2
Foreign Provision	27	1.4	—	—	—	—
Federal, state and foreign valuation allowance	370	18.7	1,059	112.4	413	44.0
Federal and state credits	(1,222)	(61.7)	(1,257)	(133.5)	—	—
Stock based compensation	238	12.0
Other	206	10.4	(192)	(20.4)	198	21.1
	$586	29.6%	$1	0.0%	$369	39.3%

The Company has state net operating loss carry-forwards and tax credits of approximately $9.6 million and $1.4 million, respectively, which begin to expire in 2008 and 2010, respectively. State research and development credits of approximately $1.2 million have no expiration. The Company has federal research and development credit carry-forwards of approximately $885,000, which will begin to expire in 2024. The Company has foreign net operating loss carry-forwards and tax credits of approximately $6.2 million and $654,000, respectively, which begin to expire in 2007. In June 2006, the Internal Revenue Service completed an audit of our federal tax returns for tax

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years 2001 and 2003 that resulted in tax adjustments to tax years 1997, 2001 and 2002. These adjustments resulted in the Company paying $688,362 to the IRS in the current fiscal year and accruing a receivable for $924,877 for a refund due and net interest receivable of $29,000. Interest receivable and interest expense is recorded in Other Income (Loss). The refund was received subsequent to September 30, 2006.

15.	RELATED PARTY TRANSACTIONS

The Company is a subsidiary of Furukawa Electric, Ltd. of Japan. Three members of the Company’s board of directors are Furukawa executives. The Company’s related party transactions occur between itself and other Furukawa owned subsidiaries and affiliates.

The Company sells fiber optic components and purchases raw materials from some of these entities in the regular course of business. Sales of fiber optic modules to related parties amounted to $64,000, $46,000 and $218,000 for the years ended September 30, 2006, 2005, and 2004, respectively. Purchases of raw materials from related parties amounted to $19,855,000, $14,911,000 and $13,285,000 for the years ended September 30, 2006, 2005, and 2004, respectively. Accounts receivable due from related parties were $13,000 and $5,000 at September 30, 2006 and 2005, respectively. Accounts payable to related parties were $2,142,000 and $4,095,000 at September 30, 2006 and 2005, respectively. No management fees were paid in the fiscal years ended September 30, 2006, 2005, and 2004.

16.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment — the design and manufacture of fiber optic modules for use in MANs, LANs and FTTH networks. The following are summaries of sales to geographic areas based on the location of the entity purchasing the Company’s products and sales for each of the components within the segment.

OPTICAL COMMUNICATION PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales are by region unless a particular country represents 5% or more of the Company’s revenues in fiscal 2006 (in thousands):

	September 30,
	2006	2005	2004

Revenue by Geographical Area:
United States	$27,937	$26,051	$26,358
China	10,896	7,956	6,708
Canada	6,829	5,935	6,004
Thailand	4,304	2,974	7,639
Israel	3,016	2,893	1,745
Europe	11,667	7,974	7,148
Asia	4,830	968	1,263
Other	558	1,227	278

	$70,138	$55,978	$57,143

Long lived assets, net, by Geographical Area:
United States	$22,840	$25,656	$30,791
Asia	17,293	—	—
Europe	195	160	289

	$40,328	$25,816	$31,080
Revenue by Product Line:
Transceivers	$61,047	$48,892	$47,601
Transmitters	4,544	3,558	5,140
Receivers	3,121	2,872	4,164
Transmitters/receivers	1,137	—	—
Other	289	656	238

	$70,138	$55,978	$57,143

17.	SUBSEQUENT EVENT

On November 1, 2006, the Company announced that it reached an agreement with SAE Magnetics (H.K.) Limited (SAE), a wholly-owned subsidiary of TDK Corporation, which will enable the Company to manufacture certain of its product lines in China commencing in the summer of 2007. The Company expects to maintain its existing manufacturing facilities but will reduce its workforce once manufacturing at SAE begins. In connection with this workforce reduction, the Company expects to incur one-time transition charges of approximately $3 million to $3.5 million during the fiscal year ended September 30, 2007. These transition charges are primarily estimated severance and retention payments.

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Description

2	.1(f)+	Primary Stock Purchase Agreement, dated July 14, 2006 by and among the Company, GigaComm Corporation, certain stockholders set forth on Schedule I to the Primary Stock Purchase Agreement and YEONGYI (Asia) Co., Ltd.
3	.1(a)	Amended and Restated Certificate of Incorporation
3	.2(a)	Bylaws
3	.2.1(c)	Amendment Number One to Bylaws
4.1		See Exhibits 3.1, 3.2 and 3.2.1 for provisions of the Certificate of Incorporation and Bylaws for the Registrant defining the rights of holders of common stock of the Registrant
4	.2(a)	Specimen Stock Certificate
4	.3(a)	Standstill and Registration Rights Agreement, dated as of October 26, 2000, by and between the Registrant and The Furukawa Electric Co., Ltd.
10	.1(a)+	2000 Stock Incentive Plan
10	.2(a)+	Employee Stock Purchase Plan
10	.3(a)	Form of Indemnification Agreement
10	.5(a)+	Employment Agreement, dated November 1, 1999, by and between the Registrant and Muoi Van Tran, as currently in effect
10	.6(a)+	Employment Agreement, dated November 1, 1999, by and between the Registrant and Mohammad Ghorbanali, as currently in effect
10	.7(d)+	Employment Agreement, dated October 30, 2003, by and between the Registrant and Susie L. Nemeti, as currently in effect
10	.8(a)+	Form of Stock Option Agreement, dated August 29, 2000, by and between the Registrant and each of Muoi Van Tran, Mohammad Ghorbanali and Susie L. Nemeti (including a schedule of substantially identical terms)
10	.9(a)+	Form of Stock Option Agreement, dated June 28, 1993, by and between the Registrant and each of Muoi Van Tran, Mohammad Ghorbanali and Susie L. Nemeti (including a schedule of substantially identical terms)
10	.10(b)	Master Purchase Agreement, dated October 1, 2003, by and between the Registrant and The Furukawa Electric Co., Ltd.
10	.11(e)+	Amendment No. 1 to Employment Agreement by and between Susie L. Nemeti and the Company dated as of April 26, 2006
10	.12(e)+	Employment Agreement by and between Philip F Otto and the Company dated as of April 26, 2006
10	.13(g)+	Employment Agreement by and between Philip F Otto and the Company dated as of July 26, 2006
10	.14(g)+	Employment Agreement by and between Frederic T. Boyer and the Company dated as of July 26, 2006
21.1		List of Subsidiaries of the Registrant
23.1		Independent Registered Public Accounting Firm Consent
31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S 1 declared effective November 2, 2000 (File No. 333-44862) under the same exhibit number, and is incorporated by reference herein.

(b)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2003 on December 24, 2003 and incorporated herein by reference.

(c)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2002 on December 27, 2002 and incorporated herein by reference.

(d)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2005 on December 29, 2005 and incorporated herein by reference.

(e)	Filed as an exhibit to the Current Report on Form 8-K dated April 27, 2006

(f)	Filed as an exhibit to the Current Report on Form 8-K dated July 19, 2006

(g)	Filed as an exhibit to the Current Report on Form 8-K dated July 27, 2006

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.