Form 10-Q
period 2006-12-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2007-02-14
CIK 1122668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                        [X] QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2006

                                       or

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

        Yes |_|No |X|

        The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of February 5, 2007, there were 47,489,909 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.



================================================================================

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS

                                                                                     PAGE
                          PART I. FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at December 31, 2006 and
             September 30, 2006 ..................................................    1

             Condensed Consolidated Statements of Operations for the Three Months
             Ended December 31, 2006 and 2005 and Condensed Consolidated
             Statements of Comprehensive Income (Loss) for the Three Months Ended
             December 31, 2006 and 2005...........................................    2

             Condensed Consolidated Statements of Cash Flows for the Three Months
             Ended December 31, 2006 and 2005.....................................    3

             Notes to Condensed Consolidated Financial Statements.................    4

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations................................................    17

Item 3.      Quantitative and Qualitative Disclosures about Market Risk...........    29

Item 4.      Controls and Procedures..............................................    29

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1.      Legal Proceedings....................................................    30

Item 1A.     Risk Factors.........................................................    30

Item 4.      Submission of Matters to a Vote of Security Holders..................    45

Item 6.      Exhibits.............................................................    46

Signatures......................................................................      47


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

                                                                           December 31,  September 30,
                                                                               2006           2006
                                                                           ---------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $  55,740      $  57,413
  Marketable securities                                                          68,235         69,523
  Accounts receivable less allowance for doubtful accounts and sales
   returns of $603 at December 31, 2006 and $550 at September 30, 2006           10,071         11,185
  Inventories                                                                    26,197         25,715
  Income taxes receivable                                                           371          1,284
  Deferred income taxes                                                             330            330
  Prepaid expenses and other current assets                                       1,625          1,333
                                                                              ---------      ---------

           Total current assets                                                 162,569        166,783

Property, plant and equipment, net                                               30,051         29,313
Goodwill                                                                          8,817          8,330
Intangible assets, net                                                            2,422          2,656
Deferred income taxes                                                               207            207
Other assets                                                                         12             29
                                                                              ---------      ---------

TOTAL ASSETS                                                                  $ 204,078      $ 207,318
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $   5,387      $   7,239
  Accounts payable to related party                                               2,869          2,142
  Accrued payroll related expenses                                                2,798          1,599
  Accrued bonus                                                                   1,045          1,688
  Accrued transitional costs for contract manufacturing                             487              -
  Other accrued expenses                                                          3,094          2,595
  Income taxes payable                                                              223            180
                                                                              ---------      ---------

           Total current liabilities                                             15,903         15,443
                                                                              ---------      ---------

OTHER LONG-TERM LIABILITIES                                                         161            159
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.001 par value; 200,000,000 shares authorized,
    47,489,409 and 47,424,178 shares issued and outstanding at December
    31, 2006 and September 30, 2006, respectively.                                   47             47
  Class B common stock $0.001 par value; 66,000,000 shares
    authorized, 66,000,000 shares issued and outstanding at
    December 31, 2006 and September 30, 2006, respectively.                          66             66
  Additional paid-in-capital                                                    135,481        135,123
  Accumulated other comprehensive income (loss)                                      41            (86)
  Retained earnings                                                              52,379         56,566
                                                                              ---------      ---------

           Total stockholders' equity                                           188,014        191,716
                                                                              ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 204,078      $ 207,318
                                                                              =========      =========

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


OPTICAL COMMUNICATION PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
                                                                                    Three Months Ended December 31,
                                                                                 ------------------------------------

                                                                                        2006               2005
                                                                                 ------------------------------------

REVENUE                                                                             $      17,024     $      17,749
COST OF REVENUE                                                                            13,824            11,440
                                                                                    -------------     -------------

GROSS PROFIT                                                                                3,200             6,309
                                                                                    -------------     -------------

OPERATING EXPENSES:
  Research and development                                                                  2,809             3,262
  Selling and marketing                                                                     1,282             1,190
  General and administrative                                                                4,404             2,112
  Transitional cost for contract manufacturing                                                493                 -
                                                                                    -------------     -------------
           Total operating expenses                                                         8,988             6,564
                                                                                    -------------     -------------

LOSS FROM OPERATIONS                                                                       (5,788)             (255)

INVESTMENT INCOME                                                                           1,573             1,297
OTHER INCOME, net                                                                              71                85
                                                                                    -------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES                                                          (4,144)            1,127

PROVISION FOR INCOME TAXES                                                                     43                35
                                                                                    -------------     -------------

NET INCOME (LOSS)                                                                   $      (4,187)    $       1,092
                                                                                    =============     =============

BASIC EARNINGS (LOSS) PER SHARE                                                     $       (0.04)    $        0.01
                                                                                    =============     =============

DILUTED EARNINGS (LOSS) PER SHARE                                                   $       (0.04)    $        0.01
                                                                                    =============     =============

BASIC SHARES OUTSTANDING                                                                  113,444           113,027
                                                                                    =============     =============

DILUTED SHARES OUTSTANDING                                                                113,444           113,326
                                                                                    =============     =============

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
                                                                                    Three Months Ended December 31,
                                                                                 ------------------------------------
                                                                                        2006               2005
                                                                                 ------------------------------------
NET INCOME (LOSS)                                                                   $      (4,187)    $       1,092

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustment                                                    127                 -
                                                                                    -------------     -------------

COMPREHENSIVE INCOME (LOSS)                                                         $      (4,060)    $       1,092
                                                                                    =============     =============

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


OPTICAL COMMUNICATION PRODUCTS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                                                                    Three Months Ended December 31,
                                                                                 ------------------------------------
                                                                                        2006               2005
                                                                                 ------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                                 $      (4,187)    $       1,092

  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                                           1,200             1,020
    Inventory write-down                                                                    1,278               434
    Amortization of premium (discount) on marketable securities                              (265)             (185)
    Stock-based compensation expense                                                          282               240
    Deferred income taxes                                                                       -              (385)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                              1,134            (1,270)
      Income taxes receivable                                                                 913                 -
      Inventories                                                                          (2,318)           (3,047)
      Prepaid expense and other assets                                                       (279)              118
      Accounts payable                                                                     (1,998)             (450)
      Accounts payable to related parties                                                     727              (133)
      Accrued payroll and benefits                                                          1,195               424
      Accrued bonuses                                                                        (647)             (608)
      Accrued transitional costs for contract manufacturing                                   486                 -
      Other accrued expenses                                                                  285               523
      Income taxes payable                                                                     43                 -
                                                                                    -------------     -------------

Net cash used in operating activities                                                      (2,151)           (2,227)
                                                                                    -------------     -------------

INVESTING ACTIVITIES:
Purchase of marketable securities                                                         (18,448)          (14,767)
Maturities of marketable securities                                                        20,000            10,000
Purchase of property, plant and equipment                                                  (1,286)             (115)
                                                                                    -------------     -------------

Net cash (used in) provided by investing activities                                           266            (4,882)
                                                                                    -------------     -------------

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options                                                    76               111
                                                                                    -------------     -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       136                 -

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (1,673)           (6,998)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             57,413            83,975
                                                                                    -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $      55,740     $      76,977
                                                                                    =============     =============
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during period for:
      Interest                                                                      $         135     $           -
      Income taxes                                                                  $        (925)    $           -
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Purchase of property, plant and equipment through accounts payable
  and accrued expenses                                                              $         297     $           -

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL INFORMATION

        The accompanying unaudited interim condensed consolidated financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's condensed consolidated financial statements as of December 31, 2006 and for all interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2006. The results of operations for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The Company's operations are primarily located in Woodland Hills, California and Hsinchu, Taiwan (through the acquisition of GigaComm Corporation in August 2006). The Company is a majority-owned subsidiary of The Furukawa Electric, Ltd. of Japan ("Furukawa"). Furukawa beneficially owns 58.2% of the Company's common stock at December 31, 2006, which accounts for 93.3% of the combined voting power of all of the Company's outstanding stock.

        Operations - The Company operates in one industry segment which is the design and manufacture of fiber optic components for use in metropolitan area networks, ("MANs"), local area networks ("LANs") and fiber-to-the-home ("FTTH") networks. The Company's products consist of optical transmitters, receivers, transceivers and transponders which convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private fiber optic networks.

        Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany amounts and transactions have been eliminated.

2.   SIGNIFICANT ACCOUNTING POLICIES


         Use of Estimates in the Preparation of the Financial Statements -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.


        Cash  and  Cash  Equivalents  --  Cash  and  cash  equivalents   include
unrestricted deposits and money market funds with a maturity at the date of purchase of three months or less.


         Marketable Securities -- Marketable securities represent United States treasury notes and treasury bonds with an original maturity of greater than three months. These securities are classified as held to maturity because the Company has the intent and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value and the amount of the write-down would be accounted for as a realized loss. Maturities on held-to-maturity marketable debt securities range from less than one month to seven months from the date of purchase.

        Investments in marketable securities were as follows at December 31 of each respective year (in thousands):


                                                Fair     Unrealized   Unrealized
 Type of Security                 Book/Cost     Value       Gains      (Losses)
 ----------------                 ---------   ---------  ----------   ----------
 United States Treasury Notes
    2006                          $ 68,235     $68,242     $     7     $     --
    2005                          $ 69,597     $69,432     $    --     $   (165)




         Inventories -- Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company establishes its inventory write-downs based on excess and obsolete inventories determined primarily by historical usage and future demand forecasts. Provisions for excess and obsolete inventory result in a new, lower-cost basis for that inventory and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.


         Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to thirty-nine years, using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or estimated useful life. Improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.


         Impairment of Long-Lived Assets -- The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. There have been no impairment charges recorded by the Company.


         Income Taxes -- Income taxes are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that are more likely than not expected to be realized.


         Earnings per Share -- Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the treasury stock method.


         Revenue Recognition -- The Company generally recognizes revenue, net of sales returns and allowances, when persuasive evidence of an arrangement exits, shipment has occurred, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point." In certain limited cases wherein customer acceptance must occur, the Company defers such revenue until such acceptance is obtained and all other revenue recognition criteria have been met. The Company records an allowance for sales returns based on an analysis of the history of sales returns in order to reasonably estimate the allowance.


         Research and Development Costs -- Costs associated with the development of new products and any sustaining engineering costs are charged to expense when incurred.


         Common Stock -- At December 31, 2006, the Company had two classes of common stock with a par value of $0.001 per share. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company's outstanding Class B common stock.


         Fair Value of Financial Instruments -- The recorded values of marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The Company has no long-term debt at December 31, 2006.


         Concentration of Credit Risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and accounts receivable. The Company sells products and extends credit to customers, monitors its exposure to credit losses, and maintains allowances for anticipated losses. Accounts receivable from the Company's customers with amounts greater than 10% of gross accounts receivable amounted to $1,859,000 (17.4%), $1,350,000 (12.7%) and $1,264,000 (11.8%) at December 31, 2006 and $1,648,000 (14.0%) at September
30, 2006. Revenue from the Company's customers with amounts greater than 10% of total revenues amounted to 17.7%, 17.2% and 16.2% for the three months ended December 31, 2006 and 16.3% and 16.2% for the three months ended December 31, 2005. No other customers represented more than 10% of total revenues.


        Segment Reporting -- Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a Company for making operating decisions and assessing financial performance.


         The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") are its chief operating decision makers. The Company has determined that it operates in one reportable segment which is the design and manufacture of fiber optic components for use in MANs, LANs and FTTH networks.


         Stock-Based Compensation -- On December 16, 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company implemented SFAS 123(R) as of October 1, 2005.

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


        The Company adopted the transition method described in FASB Staff Position No. FAS 123(R)-3, "Transition Election related to accounting for the Tax Effect of Share-Based Payment Awards," in the quarter ended September 30, 2006. The adoption of FAS 123(R)-3 did not have a significant impact on the Company's condensed consolidated financial statements.

 Recent Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 -- "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company's consolidated financial position and results of operations.


        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect that the adoption of this pronouncement will have on the Company's consolidated financial position or results of operations.


        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement." Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 is not currently expected to have a significant impact on the Company's consolidated financial statements.

        Reclassifications -- Certain reclassifications have been made in the prior period to conform to the current period presentaion.

3.   ACQUISITION OF GIGACOMM

        On August 24, 2006, the Company completed the acquisition of GigaComm Corporation, a Taiwan corporation ("GigaComm") pursuant to the Primary Stock Purchase agreement by and among the Company, GigaComm, certain stockholders of GigaComm and YEONGYI (Asia) Co., Ltd., a Taiwan corporation, as a selling stockholder and the representative of the selling stockholders (the "Selling Stockholders"). Pursuant to the Primary Stock Purchase Agreement and additional stock purchase agreements entered into with additional holders of common stock holding shares of GigaComm common stock, the Company acquired 96.88% of the issued and outstanding shares of GigaComm common stock and paid consideration of approximately $18.8 million, consisting of both cash payments to stockholders of GigaComm and the repayment of all of GigaComm's outstanding debt obligations (the "Acquisition"). As a result of the transaction, GigaComm became a subsidiary of the Company and the Company was able to expand its market presence in Asia. This expanded presence in Asia and the potential that GigaComm will become a second source for lasers are factors contributing to the Company recording goodwill as a result of the Acquisition. The Company has consolidated the financial position and results of operations of GigaComm since the date of acquisition.

        The Acquisition was accounted for using the purchase method of accounting. The carrying values of GigaComm's assets and liabilities were adjusted to reflect the fair values of the assets and liabilities as of the acquisition date to the extent of the Company's 96.88% controlling interest. The remaining 3.12% was accounted for at GigaComm's historical basis.

        The acquisition price was comprised of the following (in thousands):


                 Purchase price               $    18,796
                 Transaction costs                    710
                                              -----------
                                              $    19,506
                                              ===========

        Of the $19,506,000 acquisition price, approximately $1.3 million is held in escrow as of December 31, 2006. Such amount is to be distributed to the Selling Stockholders at the end of a contingency period of approximately one year pending resolution of any matters that may arise relating to Selling Stockholders' indemnification provisions in the Primary Stock Purchase Agreement.


        The purchase price allocation below is based on preliminary estimates of the value of the inventory, fixed assets and intangible assets acquired and the related income tax impact of the purchase accounting adjustments. During the three months ended December 31, 2006, the purchase price allocation was adjusted to reduce the fair value of inventory by $487,000. The Company expects the purchase price allocation to be finalized by the end of the Company's second fiscal quarter (March 31, 2007) upon the finalization of the related valuations. We do not expect that goodwill will be deductible for tax purposes.

        The preliminary purchase price allocation is as follows (in thousands):

            Cash                                 $        196
            Accounts receivable                         2,264
            Inventories                                 4,374
            Prepaids and other current assets             782
            Fixed assets                                7,072
            Other assets                                  160
            Intangible assets                           2,228
            Goodwill                                    8,817
            Accounts payable                           (4,573)
            Accrued liabilities                        (1,588)
            Other liabilities                            (226)
                                                 ------------
                                                 $     19,506
                                                 ============

        The preliminary allocation of the purchase price to identifiable intangible assets, along with their respective estimated useful lives, is as follows (in thousands):

            Developed technology (6.5 years)     $      1,356
            Customer relationships (3 years)              678
            Tradename (3 years)                           194
                                                 ------------
                                                 $      2,228
                                                 ============

4.   TRANSITION TO CONTRACT MANUFACTURING

        On November 1, 2006, the Company announced that it reached an agreement with SAE Magnetics (H.K.) Limited (SAE), a wholly-owned subsidiary of TDK Corporation, which will enable the Company to manufacture certain of its product lines in China commencing in the summer of 2007. The Company expects to maintain its existing manufacturing facilities but will reduce its manufacturing workforce in Woodland Hills, California and at GigaComm once manufacturing at SAE begins. In connection with this workforce reduction, the Company expects to incur transition charges of approximately $3 million to $3.5 million during the fiscal year ended September 30, 2007. These transition charges, which are primarily estimated severance and retention payments, are being recorded in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS 112, "Employees' Accounting for Postemployment Benefits." During the three months ended December 31, 2006, the Company charged $493,000 to transitional costs for contract manufacturing, of which $6,000 had been paid during the period. No employees have been terminated as of December 31, 2006. The Company anticipates that the transition will be completed by September 30, 2007.

5.   STOCK-BASED COMPENSATION

Prior to adoption of SFAS 123(R)

        Prior to the Company's October 1, 2005 adoption of SFAS 123(R), the Company provided the disclosure required under SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company generally did not recognize stock-based compensation expense in its statements of operations for periods prior to the adoption of SFAS 123(R) as options are generally granted at an exercise price equal to the market value of the underlying stock on the date of grant.

Adoption of SFAS 123(R)

        Stock-based compensation recognized is based on the fair value of stock options on their date of grant using a Black-Scholes fair value model, amortized on a straight-line basis over the vesting period of the options. The effect of recording stock-based compensation for the three months ended December 31, 2006 and 2005 was as follows:


                                                           Three Months Ended December 31,
                                                                 2006              2005
                                                         ------------------------------------
                                                        (in thousands except per share amounts)
Stock-based compensation expense by type of award
    Employee stock options                                 $         254      $         232
    Restricted stock awards                                           28                  -
    Employee stock purchase plan                                       -                  8
                                                         ------------------------------------
Total stock-based compensation expense                     $         282      $         240
Tax effect of stock-based compensation expense                         -                  -
                                                         ------------------------------------
Total stock-based compensation expense , net of tax        $         282      $         240

Effect on earnings per share
   Basic earnings per share                                $        0.00      $        0.00
   Diluted earnings per share                              $        0.00      $        0.00


        As required by SFAS 123(R), management has estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest based on this rate of forfeiture. The estimated forfeiture rates utilized in the three months ended December 31, 2006 and 2005 was 22% and 25%, respectively.

Stock Options

        The Company's 2000 Stock Incentive Plan authorizes 22,121,680 options (increased from 12,121,680 options at the 2007 Annual Meeting of Shareholders held on January 24, 2007) for grant and provides that options may have a contractual term up to ten years and become exercisable and vest in increments. The vesting is 25% per year or 25% vesting after the first year with the remainder vesting incrementally over the subsequent 36 months. Options under this plan are generally granted with the exercise price equal to the fair market value of the Company's common stock on the date of grant. The Company granted 1,180,000 and 195,228 stock options with an estimated total grant-date fair value of $1,771,000 and $313,000 during the three months ended December 31, 2006 and 2005, respectively. The Company recorded stock-based compensation related to stock options of $254,000 and $232,000 for all unvested options granted prior to and all options granted after the adoption of SFAS 123(R) during the three months ended December 31, 2006 and 2005, respectively. The Company issues new shares upon the exercise of stock options.

Restricted Stock Awards

        From  time to time the  Company  may issue  restricted  stock at a price equal to the fair market value of the Company's common stock on the date of grant. The normal vesting is 25% per year. During the year ended September 30, 2006, the Company issued 300,000 shares of restricted stock with an estimated total grant-date fair value of $570,500. Of the 300,000 shares issued, 50,000 shares were issued from the 2000 Stock Incentive Plan and 250,000 shares were issued outside of the plan. None of the 300,000 shares of restricted stock that were issued in the year ended September 30, 2006 have vested during the three months ended December 31, 2006 and all such shares were contingently returnable. During the three months ended December 31, 2006, the Company recorded stock-based compensation expense related to restricted stock of $28,000. There was no compensation expense related to restricted stock during the three months ended December 31, 2005 as there were no restricted stock grants until the quarter ended September 30, 2006.

Employee Stock Purchase Plan (ESPP)

        The Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase a limited amount of the Company's common stock at a 15% discount to a defined fair market value. There was no stock-based compensation cost related to the ESPP in the three months ended December 31, 2006 and $8,000 for the three months ended December 31, 2005. The total stock-based compensation cost related to employee purchases of stock under the ESPP is amortized on a straight-line basis over a weighted-average period of approximately 1 year.

Valuation Assumptions

        During the three months ended December 31, 2006 and 2005, the Company valued employee options for compensation expense purposes at the measurement dates using the Black-Scholes pricing model with the following weighted average assumptions:

                                                 Three months ended
                                                    December 31,
                                              ------------------------
                                                  2006        2005
                                              ------------ -----------
        Dividend yield                             0%          0%
        Average expected volatility              74.0%        89.0%
        Average risk-free rate of return         4.57%        4.52%
        Average expected life (years)             7.9          8.0

        Expected Volatility: The volatility factor utilized in the Black-Scholes valuation model was based on the Company's historical stock prices.

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

Non-Vested  Options

         As of December 31, 2006, there was approximately $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be substantially amortized by December 31, 2010. The total cost is expected to be recognized over a weighted-average period of 3.6 years.

Stock Option Activity

        Stock option activity for the three months ended December 31, 2006 and options available for future grant at December 31, 2006 are as follows:

                                          Options                               Weighted
                                         Available                  Exercise     Average
                                        for Future   Number of      Price per   Exercise
                                           Grant      Options        Option       Price
                                        ----------  ----------  --------------- --------

Balance as of September 30, 2006         4,851,184   8,496,512  $0.19 to $17.38    8.01
Options granted                         (1,180,000)  1,180,000     1.65 to 2.12    2.00
Options exercised*                                     (39,670)    0.97 to 1.83    0.98
Options forfeited                          295,292    (295,292)    0.90 to 3.10    2.18
Options canceled                         1,541,388  (1,541,388)   1.08 to 17.38   11.68
                                         ---------  ----------  ---------------  ------
Balance as of December 31, 2006          5,507,864   7,800,162  $0.19 to $17.38    6.64
                                         =========  ==========  ===============  ======

*The intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was approximately $27,000 and $80,000, respectively.

        The following table summarizes information regarding options outstanding at December 31, 2006:

                               Options Outstanding               Options Exercisable
                        --------------------------------------------------------------------
                                     Weighted                           Weighted
                                      Average   Weighted                Average    Weighted
                                     Remaining   Average                Remaining   Average
       Range of           Number    Contractual Exercise     Shares    Contractual Exercise
       Exercise Prices  Outstanding    Life       Price    Exercisable    Life      Price
                        --------------------------------------------------------------------

       $0.19 - $1.69*       960,197     4.0       $0.70       834,147      3.5     $ 0.58
       $1.74 - $3.47      3,215,808     7.9       $2.12       644,799      6.4     $ 2.26
       $3.64 - $9.72         62,200     5.0       $7.25        58,950      5.0     $ 7.45
       $11.00 - $11.12    2,837,395     3.7      $11.00     2,837,395      3.7     $11.00
       $17.38 - $17.38      724,562     4.1      $17.38       724,562      4.1     $17.38

                          7,800,162     5.5      $ 6.64     5,099,853      4.1     $ 9.06
                        ===========  ========  ==========  ===========  =======  ==========

* The aggregate intrinsic value of options outstanding and exercisable was approximately $903,000 and $891,000, respectively, at December 31, 2006.

        The weighted average estimated fair value of options granted in the three months ended December 31, 2006 and 2005 was $1.50 and $1.60, respectively. The total number of shares exercisable were 5,099,853 and 6,605,163 as of December 31, 2006 and 2005, respectively.

ESPP Activity

        There were a total of 25,561 and 33,017 shares of the Company's common stock issued at a weighted average purchase price of $1.44 and $1.41 pursuant to the employee stock purchase plan during the three months ended December 31, 2006 and 2005, respectively. The weighted average fair value of the shares issued were $0.95 and $0.84 for the respective periods. There are a total of 24,466 shares available for future issuance under the plan at December 31, 2006.

6.   INVENTORIES

        Inventories consist of the following (in thousands):

                                             December 31,        September 30,
                                                 2006                 2006
                                          ------------------   -----------------
       Raw materials                              $15,691             $15,394
       Work-in-process                              5,516               4,929
       Finished goods                               4,990               5,392
                                          ------------------   -----------------
       Total inventories                          $26,197             $25,715
                                          ==================   =================

7.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):

                                              December 31,        September 30,      Useful
                                                  2006                 2006           Lives
                                            ----------------     ---------------    ----------

       Land                                       $  6,729              $  6,729
       Buildings and improvements                   15,311                15,311     39 years
       Machinery and equipment                      23,892                23,151      5 years
       Computer hardware and software                1,802                 1,591      3 years
       Furniture and fixtures                          471                   467      5 years
       Leasehold improvements                          372                   350      9 years
       Construction in process                         882                   222
                                            ----------------     ---------------
                                                    49,459                47,821
       Less accumulated depreciation               (19,408)              (18,508)
                                            ----------------     ---------------
                                                  $ 30,051              $ 29,313
                                            ================     ===============

         Depreciation and amortization expense for fixed assets for the three months ended December 31, 2006 and 2005 was $966,000 and $912,000, respectively.

8.      INTANGIBLE ASSETS

The following table sets forth intangible assets by major asset class (in thousands):

                                                                               Weighted
                                                                               Average
                                               December 31,  September 30,   Amortization
                                                   2006         2006            Period
                                              ------------- -----------------------------
                                                                             (Years from
                                                                              inception)
        Patents                                       950           950          5.0
        Accumulated amortization                     (792)         (744)
        Acquired and developed technology           2,572         2,572          5.8
        Accumulated amortization                   (1,083)         (970)
        Customer relationships                        678           678          3.0
        Accumulated amortization                      (75)          (19)
        Tradename                                     194           194          3.0
        Accumulated amortization                      (22)           (5)
                                              ------------- -------------
        Total intangible assets, net          $     2,422   $     2,656
                                              ============= =============

        Aggregate amortization expense related to intangible assets was $234,000 and $108,000 for the three months ended December 31, 2006 and 2005, respectively. Amortization expense for the current period ended December 31, 2006 includes $125,000 of amortization attributable to intangible assets acquired in the GigaComm acquisition.

        Following is a summary of future amortization expense in each of the next five fiscal years and thereafter (in thousands):

      Remaining nine months fiscal 2007                   $         698
      2008                                                          535
      2009                                                          475
      2010                                                          209
      2011                                                          209
      Thereafter                                                    296

                                                         ---------------
                                                          $       2,422
                                                         ===============

9.   EARNINGS (LOSS) PER SHARE

        The following is a calculation of basic and diluted earnings (loss) per share ("EPS"):

                                              Three Months Ended December 31,
                                                     2006           2005
                                           (in thousands, except per share data)

         BASIC EPS COMPUTATION:
         Net income (loss) applicable to
         common stock                         $       (4,187)  $       1,092
                                              ===============  =============

         Weighted average common shares
         outstanding                                 113,444         113,027
                                              ---------------  -------------

         Basic earnings (loss) per share      $        (0.04)  $        0.01
                                              ===============  =============

         DILUTED EPS COMPUTATION:
         Net income (loss) applicable to
         common stock                         $       (4,187)  $       1,092
                                              ===============  =============

         Weighted average common shares
         outstanding                                 113,444         113,027
         Effect of dilutive securities:
           Common stock options                            -             299
                                              ---------------  -------------

         Diluted weighted average shares
         outstanding                                 113,444         113,326
                                              ===============  =============

         Diluted earnings (loss) per share
                                                       (0.04)           0.01
                                              ===============  =============

         The basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. For purposes of computing basic earnings (loss) per share, shares of restricted stock which are contingently returnable and subject to repurchase if the purchaser's status as an employee terminates are not considered outstanding until they are vested. As of December 31, 2006, 300,000 shares of non-vested restricted stock were contingently returnable. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses during the three months ended December 31, 2006 which would make these instruments antidilutive. Additionally, the weighted average diluted common shares outstanding for the three months ended December 31, 2005 excludes the dilutive effect of 5,513,668 options. The options are excluded when the options have an exercise price in excess of the average market value of the Company's common stock during the period or as a result of the Company's net loss.

10.  COMMITMENTS AND CONTINGENCIES

        Operating Leases - The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the three months ended December 31, 2006 and 2005 was $367,000 and $139,000, respectively. Rental expense for the current period ended December 31, 2006 includes $322,000 rental expense attributable to our GigaComm facility.

        The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2006 (in thousands):

      Nine months ending September 30, 2007               $       930
      2008                                                      1,180
      2009                                                      1,112
      2010                                                         79
      2011                                                         66
                                                         ---------------
      Total minimum lease payments                        $     3,367
                                                         ===============

        Legal Proceedings - In August 2006, the Company filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia Properties, LLC ("Olympia"), its landlord at its former Colorado facility. The action arose after Olympia retained the Company's security deposit of $93,700 upon expiration of the lease, claiming that the Company contaminated the leased premises with arsenic, in violation of the lease. The Company denies that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, the Company filed suit.

        In its complaint, the Company requests that the court provide declaratory relief that the Company has not breached the lease through any act or omission, and also requests damages for breach of contract in connection with Olympia's retention of the security deposit. Further, the Company alleges additional breaches of the lease by Olympia.

        Olympia denied the Company's allegations and asserted counterclaims for breach of ten affirmative defenses. Further, Olympia asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $1.2 million. The Company denied Olympia's counterclaims. We intend to aggressively pursue our claims, and vigorously defend against Olympia's counterclaims.

        Purchase Commitments - As of December 31, 2006, the Company has entered into purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $13.5 million for fiscal year ending September 30, 2007. Included in these purchase commitments are purchase commitments to a related party for approximately $4.7 million.

        Warranty Accruals - The Company provides a standard warranty of its products from defects in materials and workmanship. The standard warranty is limited to repair or replacement, at the Company's option, of defective items authorized for return within one year from the date of the sale. The table below sets forth the activity of the Company's warranty reserve (in thousands), which is included in other accrued expenses in the accompanying consolidated balance sheets:


                                                    Three Months Ended
                                                       December 31,
                                                    ------------------
                                                     2006         2005
                                                     ----         ----
        Balance at beginning of period                $25          $14
        Additions charged to expense                    6           36
        Deductions                                     (3)         (10)
                                                      ---          ---
        Balance at end of period                      $28          $40
                                                      ===          ===

11.  RELATED PARTY TRANSACTIONS

        The Company is a subsidiary of Furukawa Electric, Ltd. Of Japan. Three members of the Company's board of directors are Furukawa executives. The Company's related party transactions occur between itself and other Furukawa owned subsidiaries and affiliates.

        The Company sells fiber optic components and purchases raw materials from some of these entities in the regular course of business. Sales of fiber optic modules to related parties amounted to $2,000 and $23,000 for the three months ended December 31, 2006 and 2005, respectively. Purchases of raw materials from the related party amounted to $5,131,000 and $6,687,000 for the three months ended December 31, 2006 and 2005, respectively. Accounts receivable due from the related party were none and $5,000 at December 31, 2006 and 2005, respectively. Accounts payable to the related party were $2,869,000 and $3,962,000 at December 31, 2006 and 2005, respectively. No management fees were paid in the three months ended December 31, 2006 and 2005, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to such consolidated financial statements included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. The statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed below in this Report under "Risk Factors" and elsewhere in this Report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended September 30, 2006.

Recent Accounting Pronouncements

    In June 2006, the FASB issued FASB Interpretation No. (FIN) 48 -- "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this interpretation will have on the Company's consolidated financial position and results of operations.


     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect that the adoption of this pronouncement will have on the Company's consolidated financial position or results of operations.


     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying

Misstatements in Current Year Financial Statement." Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 is not currently expected to have a significant impact on the Company's consolidated financial statements.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, valuation of excess and obsolete inventory, goodwill and identifiable intangible assets, long-lived assets, SFAS 123(R) fair value calculations for stock-based compensation, income taxes and loss contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts and Sales Returns

        Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $10.1 million as of December 31, 2006 as compared to $11.2 million as of September 30, 2006. The allowance for doubtful accounts and sales returns as of December 31, 2006 was $603,000 as compared to $550,000 as of September 30, 2006. The allowance is based on our assessment of the collectibility of customer accounts and potential returns. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer's ability to pay and historical customer returns. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to deviate from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-Downs

        Our inventory balance was $26.2 million as of December 31, 2006 as compared to $25.7 million as of September 30, 2006. At December 31, 2006 and September 30, 2006 inventory with a historical cost of $8.8 million and $8.0 million, respectively, has been written down as excess and obsolete inventory. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. We operate in a highly volatile industry with high and unpredictable rates of inventory obsolescence. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected.

Goodwill and Identifiable Intangible Assets

        As  discussed  in  Note  2  to  our  condensed   consolidated  financial
statements appearing in Part I, the acquisition of GigaComm included $8.8 million of goodwill and $2.2 million of other identifiable intangible assets. SFAS 142, "Goodwill and Other Intangible Assets," requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined based on the difference between the carrying value and implied fair value of goodwill.

Long-Lived Assets - SFAS 144

        In addition to the goodwill and other identifiable intangible assets acquired with GigaComm, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to monitor and evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. For purposes of estimating future cash flows from potentially impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Our long-lived assets subject to impairment are our property, plant and equipment and certain intangible assets that had net carrying values of $30.1 million and $2.4 million, respectively, at December 31, 2006. Assumptions used in determining whether our long-lived assets are impaired include estimating if the undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, such estimates of future cash flows are subject to change because the underlying assumptions, such as revenues and expenses, are based on projections that may differ from actual future results. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.

Stock-Based Compensation

        During the  quarter  ended  December  31,  2006,  the  Company  recorded stock-based compensation expense of $282,000 in accordance with SFAS 123(R), adopted on October 1, 2005. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options on their date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. In addition, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest based on a 22% estimated forfeiture rate. These assumptions represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

Income Taxes

        The provisions of SFAS No. 109 "Accounting for Income Taxes," require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. During the fiscal year ended September 30, 2006, we released valuation allowance to the extent of our current period estimated federal income taxes payable as it was considered more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences would be realized. We expect that income taxes payable for fiscal 2007 will be attributable only to foreign taxes payable and that there will be no liability and no release of valuation allowance related to Federal or state income taxes. We expect to maintain the remaining valuation allowance until sufficient evidence exists, in the form of sustained profitability, to support full reversal of the valuation allowance on all deferred tax assets.

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

        Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.2% of our outstanding shares of common stock and 93.3% of the combined voting power of all of our outstanding common stock as of the December 31, 2006. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003. This Agreement automatically renews each year thereafter unless it is terminated upon written notice by either Furukawa or us prior to renewal.

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

        We operate in one industry segment, the design and manufacture of fiber optic modules. We sell our products to communication equipment manufacturers or CEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for CEMs and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment and the history of sales returns is analyzed in order to reasonably estimate and record an allowance for sales returns. A small number of end customers have historically accounted for a significant portion of our total revenue. Our 10 largest customers accounted for approximately 77.4% and 71.7% of our total revenue for the three months ended December 31, 2006 and 2005, respectively with Alcatel, Cisco Systems and Huawei Technologies (including sales to each of their contract manufacturers) accounting for approximately 17.7%, 17.2% and 16.2% of our total revenue, respectively, for the three months ended December 31, 2006. Huawei Technologies and Alcatel (including sales to each of their contract manufacturers) accounted for approximately 16.3%, and 16.2% of our total revenue, respectively, for the three months ended December 31, 2005. No other customer accounted for more than 10.0% of our total revenue for the quarters ended December 31, 2006 and 2005. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

        In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode's rights, title and interest in the patent at issue. The court subsequently added Stratos as a plaintiff to the lawsuit. On April 12, 2002, we resolved our patent infringement litigation with Stratos. The settlement resolved all claims in the lawsuit among us and Stratos. As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the license term. As of December 31, 2006, $200,000 remained outstanding and is expected to be paid in the current fiscal year. Our optoelectronic products covered by this license include our 1x9, GBIC, small form factor (SFF) and small form-factor pluggable (SFP) product families. At the end of the five-year term, we have the option to renegotiate with Stratos for an extension of the license.

        The Company acquired GigaComm on August 24, 2006 (see Note 2 to the condensed consolidated financial statements contained in Part I of this document). GigaComm was founded in 2000, has its headquarters and manufacturing facilities in the Hsinchu Science-Based Industrial Park in Taiwan, ROC, and has approximately 320 employees. GigaComm is currently a leading supplier of FTTH modules in Japan, which is presently the world's largest FTTH market. GigaComm's results of operations are included in the Company's Condensed Consolidated Statements of Operations for the three months ended December 31, 2006.

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

        The fastest-growing subsets of the market in which the Company participates, and those that currently have the highest margins, involve higher speed applications. The Company, relative to its competitors, does not currently have a sufficiently broad product line to compete effectively with respect to these applications, especially products operating at 10 Gigabit speeds. Company management is taking steps to improve its competitive position in this area, including releasing its first 10 Gigabit Ethernet industrial and extended temperature XFP components to its principal customer base.

        Our cost of revenue consists principally of materials, as well as salaries and related expenses for manufacturing personnel, manufacturing overhead and provisions for lower of cost or market, excess and obsolete inventory. We purchase several key components for our products from a limited number of suppliers.

        Our research and development expenses consist primarily of salaries, stock-based compensation and related expenses for design engineers and other technical personnel, cost of developing prototypes, and depreciation of test and prototyping equipment. Our research and development expenses also consist of materials and overhead costs related to major product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our future success. Accordingly, we may expand our internal research and development capabilities in the future to develop new products. As a result, our research and development expenses in absolute dollar amounts may increase in future periods.

        Sales and marketing expenses consist primarily of salaries, stock-based compensation and related expenses for sales and marketing personnel, commissions paid to sales personnel and independent manufacturers' representatives, marketing and promotion costs. We may expand our sales and marketing efforts in order to increase sales and market awareness of our products. We believe that investment in sales and marketing is critical to our success and that these expenses may increase in the future.

        General and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. Our professional fees include fees associated with litigation and accounting and consulting fees associated with several finance and accounting projects, including regulations associated with the Sarbanes-Oxley legislation. As a result, our general and administrative expenses in fiscal 2007 may exceed those incurred in fiscal 2006.

        Transitional costs for contract manufacturing consist primarily of accruals for severance and retention benefits related to planned workforce reductions associated with the manufacturing of certain of our product lines in China commencing in the summer of 2007.

Results of Operations - Comparison of Three Months Ended December 31, 2006 and 2005

        The following table sets forth statement of operations data and percentage of change for the three months ended December 31, 3006 and 2005 (dollars in thousands):

                                                Three Months Ended December 31,
                                               -------------------------------------                     %
                                                   2006                2005               Change       Change
                                               --------------------------------------------------------------

REVENUE                                         $ 17,024    100.0%   $17,749   100.0%    $   (725)       (4.1)%
                                                  13,824     81.2%    11,440    64.4%       2,384         20.8%
COST OF REVENUE                                 --------             -------             --------

GROSS PROFIT                                       3,200     18.8%     6,309    35.6%      (3,109)      (49.3)%
                                                --------             -------             --------

OPERATING EXPENSES:                                2,809     16.5%     3,262    18.4%        (453)      (13.9)%
  Research and development                         1,282      7.5%     1,190     6.7%          92          7.7%
  Selling and marketing
  General and administrative                       4,404     25.9%     2,112    11.9%       2,292        108.5%

  Transitional cost for contract manufacturing       493      2.9%         -                  493
                                                --------             -------             --------
    Total operating expenses                       8,988     52.8%     6,564    37.0%       2,424         36.9%
                                                --------             -------             --------
LOSS FROM OPERATIONS                              (5,788)  (34.0)%      (255)  (1.4)%      (5,533)    (2169.8)%

INVESTMENT INCOME                                  1,573      9.3%     1,297     7.3%         276         21.3%

OTHER INCOME, net                                     71      0.4%        85     0.5%         (14)      (16.5)%
                                                --------             -------             --------
INCOME (LOSS) BEFORE INCOME TAXES                 (4,144)    24.3%     1,127     6.4%      (5,271)     (467.7)%
PROVISION FOR INCOME TAXES                            43      0.3%        35     0.2%           8         22.9%
                                                --------             -------             --------
NET INCOME (LOSS)                               $ (4,187)    24.6%    $1,092     6.2%    $ (5,279)     (483.4)%
                                                ========             =======             ========


Revenues


                                                       Three Months Ended
                                                          December 31,
                                                --------------------------------
                                                  2006                   2005
                                                ---------              ---------
                                                     (Dollars in thousands)

Revenues                                        $ 17,024                $17,749
Percentage Decrease                                         ( 4.1) %

        Revenues decreased $725,000 or 4.1% during the comparable quarters. Revenues decreased by $3.4 million or 19.0 % offset by the inclusion of $2.7 million in revenues from GigaComm during the three months ended December 31, 2006. The decrease in revenues, excluding the revenues from GigaComm, was primarily due to an approximate 4.6% reduction in unit sales and a 15.2% reduction in average sales prices. The most significant product decrease in absolute dollars was in Transceivers.

        The mix of the Company's products available for sale contributed to the reduction in unit sales and the reduction in average sales prices. The fastest-growing subsets of the market in which the Company participates, and those that currently have the highest margins, involve higher speed applications. The Company, relative to its competitors, does not currently have a sufficiently broad product line to compete effectively with respect to these applications, especially products operating at 10 Gigabit speeds. Company management is taking steps to improve its competitive position in this area, including releasing its first 10 Gigabit Ethernet industrial and extended
temperature   XFP   components   to  its   principal   customer   base.

        The following table sets forth revenue attributable to each of our product groups as a percentage of revenues for the periods presented.

                                                          Three Months Ended
                                                             December 31,
                                                         ---------------------
                                                          2006        2005
                                                         --------  -----------
  Transceivers                                             85.9%        86.5%
  Transmitters                                              4.4%         7.7%
  Receivers                                                 3.9%         5.3%
  Other                                                     5.8%         0.5%
                                                         --------  -----------
                                                          100.0%       100.0%
                                                         ========  ===========

        The following table sets forth revenue by market segment as a percentage of revenues for the periods presented.

                                                          Three Months Ended
                                                             December 31,
                                                         ---------------------
                                                          2006        2005
                                                         --------  -----------
Metropolitan area networks                                 72.5%        89.4%
Fiber-to-the-home networks                                 15.6%          -
Local area networks                                         9.6%         9.8%
Other                                                       2.3%         0.8%
                                                         --------  -----------
                                                          100.0%       100.0%
                                                         ========  ===========

Gross Profit

                                                           Three Months Ended
                                                              December 31,
                                                         -----------------------
                                                           2006          2005
                                                         ---------     ---------
                                                          (Dollars in thousands)
Gross Profit                                              $ 3,200       $ 6,309
Gross Margin                                                 18.8%         35.5%

        Cost of revenue increased 20.8% to $13.8 million in the three months ended December 31, 2006 from $11.4 million in the three months ended December 31, 2005. Cost of revenue attributable to GigaComm was $3.8 million in the three months ended December 31, 2006. The gross margin for our Woodland Hills and GigaComm operations were 29.7% and (39.3)%, respectively, for the three months ended December 31, 2006. The gross margin for our Woodland Hills operations was 35.5% for the three months ended December 31, 2005. Gross profit and margins in Woodland Hills were negatively impacted during the current quarter due to competitive pricing pressures and changes in product mix, resulting in a 15.2% decrease in average selling prices, a 4.6% reduction in units shipped which was partially offset by an 11.8% reduction in average raw material costs. In addition, the usage of previously written down Woodland Hills inventory decreased to $388,000 in the three months ended December 31, 2006 from $829,000 in the three months ended December 31, 2005. The negative gross margins for GigaComm is primarily attributable to competitive pricing pressures, resulting in a 13.5% reduction in average selling prices as compared to the quarter ended September 30, 2006, $210,000 associated with excess capacity at GigaComm and a $402,000 write down of inventory to market value, during the current quarter. Stock-based compensation expense charged to manufacturing overhead was $36,000 and $18,000 for the three months ended December 31, 2006 and 2005, respectively. The above will continue to impact gross profit and margins in the future.

Research and Development (R&D)

                                                      Three Months Ended
                                                         December 31,

                                              ----------------------------------
                                                 2006                    2005
                                              ----------               ---------
                                                    (Dollars in thousands)
 R&D Expense                                   $ 2,809                  $ 3,262
 Percentage Decrease                                        (13.9)%

        Research and development expense decreased $453,000 to $2.8 million in the three months ended December 31, 2006 from $3.3 million in the three months ended December 31, 2005. Research and development expense attributable to GigaComm and included in our consolidated R&D expense for the current period was $464,000. The decrease in research and development expense was primarily attributable to the closure of the Colorado research and development facility (see Part IV, Item 15, Note 4 to the consolidated financial statements in our in our Annual Report on Form 10-K filed with the SEC) in the second quarter of fiscal 2006. Stock-based compensation expense charged to research and development expenses was $60,000 and $122,000 for the three months ended December 31, 2006 and 2005, respectively. We believe that continued investment in research and development is critical to our future success and these expenses may increase in absolute dollars in the future.

Sales and Marketing

                                                    Three Months Ended
                                                       December 31,
                                               -----------------------------
                                                 2006                 2005
                                               --------             --------
                                                   (Dollars in thousands)
 Sales and marketing expense                   $ 1,282               $ 1,190
 Percentage Increase                                        7.7 %

        Sales and marketing expenses increased $92,000 in the three months ended December 31, 2006 from the three months ended December 31, 2005. Sales and marketing expenses attributable to GigaComm and included in our consolidated sales and marketing expense in the current period were $106,000. Stock-based compensation expense charged to sales and marketing expenses was $29,000 and $7,000 for the three months ended December 31, 2006 and 2005, respectively. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

General and Administrative

                                                     Three Months Ended
                                                        December 31,

                                               ------------------------------
                                                 2006                  2005
                                               --------              --------
                                                   (Dollars in thousands)
 General and administrative expense            $ 4,404                $ 2,112
 Percentage Increase                                       108.5%

         General and administrative expenses increased $2.3 million in the three months ended December 31, 2006 from the three months ended December 31, 2005. General and administrative expenses attributable to GigaComm and included in our consolidated general and administrative expenses in the current period were $367,000. The remaining increase includes an increase in professional services of $690,000 primarily due to an internal investigation into how the Company accounted for stock option grants, legal expenses associated with the Olympia litigation, accounting and legal expenses in connection with the purchase accounting and the Form 8-K/A filing connected with the GigaComm acquisition and accounting fees relative to several finance and accounting projects, including regulations associated with the Sarbanes-Oxley legislation. Other significant increases in general and administrative expenses included $651,000 for executive severance costs and $280,000 in higher salary and benefits associated with the employment of the Company's new executive officers in the quarter ended September 30, 2006. In addition, $204,000 of costs, such as depreciation, taxes and utilities, associated with space previously occupied by a lessee in our Woodland Hills facility, are now classified as general and administrative expenses. Previously, such expenses were offset by rental income and included in other income in the accompanying condensed consolidated financial statements. Stock-based compensation expense charged to general and administrative expenses was $157,000 and $93,000 for the three months ended December 31, 2006 and 2005, respectively.

Transitional cost for contract manufacturing

       During the current quarter ended December 31, 2006, the Company charged $493,000 to transitional costs for contract manufacturing. In connection with the transition to SAE, we expect to maintain our existing manufacturing facilities but will reduce our workforce once manufacturing at SAE begins. The transition charges are related primarily to estimated severance and retention payments and are estimated in the range of approximately $3 million to $3.5 million for fiscal 2007.

Investment Income and Other Income, net

                                                     Three Months Ended
                                                        December 31,
                                               -------------------------------
                                                 2006                   2005
                                                   (Dollars in thousands)
 Investment income                              $ 1,573                $ 1,297
 Other income, net                                   71                     85
                                               ---------              --------
 Total                                          $ 1,644                $ 1,382
 Percentage Increase                                         19.0 %

         The total of investment income and other income, net increased $262,000 in the three months ended December 31, 2006 from the three months ended December 31, 2005. This increase was primarily due to the increase in investment income as the result of rising interest rates. Other income attributable to GigaComm and included in other income, net was $40,000 in the current period. Rental income included in other income, net for the three months ended December 31, 2005 was $85,000; there was no rental income for the three months ended December 31, 2006.

Provision for income taxes

                                                     Three Months Ended
                                                        December 31,
                                               ------------------------------
                                                 2006                  2005
                                               --------              --------
                                                   (Dollars in thousands)
 Income tax provision                          $     43              $     35

        The income tax provision of $43,000 for the three months ended December 31, 2006 was comprised of foreign taxes related to our operations in the United Kingdom. The income tax provision of $35,000 for the three months ended December 31, 2005 was comprised of foreign taxes in the amount of $28,000 and state income taxes of $7,000.

Liquidity and Capital Resources

        As of December 31, 2006, our primary source of liquidity was our cash and cash equivalents balance of $55.7 million and our marketable securities balance of $68.2 million, which consists primarily of United States Treasury notes and bonds. At September 30, 2006, we had $57.4 million in cash and cash equivalents and $69.5 million in current marketable securities.

        Current assets and current liabilities

        Since inception, we have financed our operations primarily with cash generated from operations, through term loans and our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of December 31, 2006, our working capital was $146.7 million with a current ratio of 10:2 compared to our working capital of $151.3 million with a current ratio of 10:8 as of September 30, 2006. Our net loss was the primary factor in the decrease in working capital during the three months ended December 31, 2006. We believe that additional cash could be borrowed if necessary; however, cash and cash equivalents, and marketable securities are expected to be sufficient to fund operations for the next twelve months.

        Cash flows provided by / (used in)

        The following table sets forth, for the periods indicated, selected cash flow information (dollars in thousands):


                                                     Three Months Ended
                                                        December 31,
                                               ------------------------------
                                                  2006                2005

Operating activities                            $ (2,151)           $ (2,227)
Investing activities                                 266              (4,882)
Financing activities                                  76                 111
Effect of exchange rate changes on cash              136                   -
                                                --------            --------
Net decrease in cash and cash equivalents       $ (1,673)           $ (6,998)
                                                ========            ========

        During the three months ended December 31, 2006, net cash used in operating activities was primarily the result of the net loss for the period, increases in inventories partially offset by a decrease in accounts payable and a decrease in accounts receivable and income taxes receivable. During the three months ended December 31, 2005, net cash used in operating activities was primarily the result of increases in accounts receivable and inventory which more than offset net income.

        During the three months ended December 31, 2006, cash used in investing activities was primarily the result of $1.3 million of fixed assets acquisitions, particularly in our GigaComm facility, which was offset by the maturation of marketable securities greater than the conversion of cash and cash equivalents to marketable securities for a net of $1.6 million. During the three months ended December 31, 2005, cash used in investing activities was primarily the result of the conversion of cash and cash equivalents to marketable securities net of the maturation for a net of $4.8 million. Purchases of property, plant and equipment were $115,000 during the three months ended December 31, 2005.

        During the three months ended December 31, 2006 and December 31, 2005, cash provided by financing activities was from the exercise of stock options.

        We believe that our existing cash and cash equivalents and marketable securities on hand will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Contractual Obligations

        The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2006 (in thousands):

      Nine months ending September 30, 2007               $       930
      2008                                                      1,180
      2009                                                      1,112
      2010                                                         79
      2011                                                         66
                                                         ---------------
      Total minimum lease payments                        $     3,367
                                                         ===============

        We also have purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $13.5 million for fiscal year ending September 30, 2007. Included in these purchase commitments are purchase commitments to a related party for approximately $4.7 million. We believe that our cash and cash equivalents and marketable securities are expected to be sufficient to meet all of the known requirements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are currently exposed to interest rate risk on our investment portfolio.

        The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents are $55.7 million, the majority of which is invested in money market and other interest bearing accounts. In addition, we have $68.2 million invested in marketable securities, which represents investments in United States treasury notes and treasury bonds.

        As of December 31, 2006, our investment in marketable securities had a weighted-average time to maturity of approximately 121 days. Marketable securities represent United States treasury notes and treasury bonds with maturity on the date purchased of greater than three months. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from one to twelve months.

        If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest income of $1.5 million on our investment portfolio. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

        Prior to the acquisition of GigaComm, sales to foreign customers were denominated in U.S. dollars and as such we had no foreign currency fluctuation risk related to accounts receivable. We are exposed to foreign currency risk from the translation of our Taiwan and United Kingdom operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that fluctuations in the exchange rate between the New Taiwan Dollar or the British Pound and the U.S. dollar would have a material impact on our consolidated financial statements.


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

        In August 2006, the Company filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia Properties, LLC ("Olympia"), its landlord at its former Colorado facility. The action arose after Olympia retained the Company's security deposit of $93,700 upon expiration of the lease, claiming that the Company contaminated the leased premises with arsenic, in violation of the lease. The Company denies that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, the Company filed suit.

        In its complaint, the Company requests that the court provide declaratory relief that the Company has not breached the lease through any act or omission, and also requests damages for breach of contract in connection with Olympia's retention of the security deposit. Further, the Company alleges additional breaches of the lease by Olympia.

        Olympia denied the Company's allegations and asserted counterclaims for breach of ten affirmative defenses. Further, Olympia asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $1.2 million. The Company denied Olympia's counterclaims. We intend to aggressively pursue our claims, and vigorously defend against Olympia's counterclaims.


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

Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies. A substantial portion of our revenue is derived from sales of our product in the MAN market. Sales of our products for the MAN market represented approximately 72% and 89% of our revenue for the three months ended December 31, 2006 and 2005, respectively.

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

        The fiber optic communication industry continues to face challenging market conditions. Capital spending by service providers on network infrastructure has remained substantially below pre-2001 levels. As a result, equipment manufacturers have also dramatically reduced their quarterly purchases of components and modules from our competition and us. While several service providers, including BellSouth, AT&T and Verizon, have announced current and planned investment in FTTH applications, which we believe could increase traffic demand on the MANs into which such FTTH infrastructure would feed, it is too early to predict the outcome of these potential FTTH roll-outs. Because visibility in the industry remains limited, we cannot provide any assurance as to the timing or extent of any increased business that we may receive as a result of these or other industry developments.

        Competition within the telecommunication industry for this growing FTTH segment is likely to intensify and certain of our competitors may be able to more quickly and effectively respond to newer technology or industry standards, devote more resources to development, production, promotion and sale of their products and deliver those products at lower prices.

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

        The market for fiber optic modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, ExceLight Communications and its parent corporation, Sumitomo Electric, Finisar, JDSU, MRV Communications, OpNext, Picolight, and Fiberxon. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address. The development of alternative solutions to fiber optic transmission needs by our competitors, particularly systems companies that also manufacture modules, such as Fujitsu and JDSU, could significantly limit our growth and harm our competitive position.

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

        The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a timely basis. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. Because the costs for research and development of new products and technology are expensed as incurred, such costs will have a negative impact on our reported net operating results until such time, if ever, that we generate revenue from products or technology resulting from such research and development. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products may no longer be competitive and our revenue will decline.

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

        In the past, industry capacity has been constrained and some of our component suppliers placed limits on the number of components sold to us. If industry capacity becomes constrained in the future, our component suppliers may place similar limits on us or choose not to sell to us at all. We do not have any control over these limits, and our suppliers may choose to allocate more, or all, of their production to our competitors.

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

        We have entered into an agreement with SAE to manufacture certain product lines in China commencing in the summer of 2007. This agreement will allow the Company to move into high-volume production in China to augment our capabilities in short-run, specialized applications. If our customers do not qualify the manufacturing lines of SAE for volume shipments, our operating results and customer relationships may suffer.

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

        The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them, the United States military action in Iraq, and the potential outbreak of Avian Flu have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. The potential outbreak of Avian Flu, especially in China, where we have significant customer and supply relationships, could also disrupt our operations, sales, and supply chain or those of our customers, which has made it more difficult to predict and plan for future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism, the heightened security measures in response to such threats, and the potential outbreak of Avian Flu have caused and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks, or Avian Flu, may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. We may also become subject to the risk that future restrictions of immigration controls may adversely affect the residence status of non-U.S.-citizen engineers and other key technical employees in our California facility or our ability to hire new non-U.S.-citizen employees in our California facility.

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

        In August 2006, the Company filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia Properties, LLC ("Olympia"), its landlord at its former Colorado facility. The action arose after Olympia retained the Company's security deposit of $93,700 upon expiration of the lease, claiming that the Company contaminated the leased premises with arsenic, in violation of the lease. The Company denies that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, the Company filed suit.

        In its complaint, the Company requests that the court provide declaratory relief that the Company has not breached the lease through any act or omission, and also requests damages for breach of contract in connection with Olympia's retention of the security deposit. Further, the Company alleges additional breaches of the lease by Olympia.

        Olympia denied the Company's allegations and asserted counterclaims for breach of ten affirmative defenses. Further, Olympia asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $1.2 million. The Company denied Olympia's counterclaims. We intend to aggressively pursue our claims, and vigorously defend against Olympia's counterclaims.

We face risks associated with our international operations that could prevent us from marketing and distributing our products internationally.

        Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 64.0% and 47.6% of our revenue for the three months ended December 31, 2006 and 2005, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. Prior to the acquisition of GigaComm, the Company had no foreign denominated sales. Fluctuations in the exchange rate between the New Taiwan dollars and the United States dollars may significantly impact the financial results of the Company. We have limited experience in marketing and distributing our products internationally. One of our objectives is to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

        As a result of the GigaComm acquisition and our intention to move certain production to a contract manufacturer in China, a larger portion of our revenue and expenses are likely to be denominated in foreign currencies in the future. The impact in the current period was not significant. Accordingly, we may be subject to the risks of fluctuating currencies between the U.S. dollar, New Taiwan dollar and Chinese Yuan varying more significantly than it has to date. The Company may engage in currency hedging activities in an effort to cover any exposure to such fluctuations. These factors could impact our international sales or increase our costs of doing business abroad or impair our ability to expand into international markets, and therefore harm our business. Under certain circumstances, these transactions can have an adverse effect on our operating results.

Our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems encountered in connection with any acquisition we may undertake.

        We expect to review opportunities to buy other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets, or which may otherwise offer growth opportunities. Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we might be able to issue stock as consideration for an acquisition, which would dilute existing stockholders' percentage ownership, or we might be able to incur or assume substantial debt. We have little experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

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

        We accounted for our acquisition of GigaComm using the purchase method of accounting. In accordance with GAAP, we allocated the total estimated purchase price to the acquired company's net tangible assets and intangible assets based upon preliminary estimates of their fair values as of the date of completion of the transaction (August 24, 2006) and recorded the excess of the purchase price over the fair values as goodwill. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangibles assets acquired in connection with the acquisition on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. We cannot assure you that we will not incur charges in the future as a result of any such impairment, which charges may have an adverse effect on our earnings.

We may incur additional charges beyond that originally anticipated in the transition of certain manufacturing operations from California and Taiwan to SAE in China.

        In connection with the transition of certain manufacturing to SAE during fiscal 2007, we announced a proposed reduction in workforce in both the U.S. and Taiwan with anticipated charges to the statement of operations of approximately $3.0 million to $3.5 million during fiscal 2007. These transition charges are primarily estimated severance and retention payments. These workforce reductions are not expected to take place before the summer of 2007. Should we lose a significant portion of the workforce to attrition prior to the move, our operations may be significantly impacted beyond the anticipated transition charges estimated. There is a risk that, during this period of manufacturing transition, management will not sufficiently coordinate the role of its workforce to ensure that all areas of our operations receive appropriate attention. If we are unable to manage our workforce, manufacturing capacity and scope of operations effectively, the cost and quality of our products may suffer.

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

        Our historical quarterly operating results have varied significantly, and our future quarterly operating results are likely to continue to vary significantly from period to period. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. Some of the factors that could cause our operating results to vary include:

        o fluctuations in demand for, and sales of, our products, which is dependent on the implementation of fiber optic networks;
        o the timing of customer orders, particularly from our largest customers;
        o competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors, the entry of new competitors into the fiber optic modules market and pricing pressures;
        o    our ability to control expenses;
        o    the mix of our products sold; and
        o economic conditions specific to the communications and related industries.

        We incur expenses from time to time that may not generate revenue until subsequent quarters. In addition, in connection with new product introductions, we incur research and development expenses and sales and marketing expenses that are not matched with revenue until a subsequent quarter when the new product is introduced. We cannot assure you that our expenditures on manufacturing capacity will generate increased revenue in subsequent quarters or that new product introduction will generate sufficient revenue in subsequent quarters to recover our research and development expenditures. If growth in our revenue does not outpace the increase in our expenses, our quarterly operating results may fall below expectations and cause our stock price to decline significantly.

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

        Our three founders recently left employment with the Company. In the aggregate, they beneficially own approximately 23.8 million shares of common stock, including stock options for approximately 3.2 million shares. During fiscal 2006 and the first quarter of fiscal 2007, the three co-founders sold an aggregate of approximately 6.5 million shares of our common stock. One founder, Muoi Van Tran, remains a director and Chairman of the Board of the Company. Dr. Tran beneficially owns approximately 12.8 million shares of common stock, including stock options for approximately 1.9 million shares. It is likely that the other two founders, who beneficially own approximately 11.0 million shares of common stock, including stock options for approximately 1.3 million shares, will be free to sell additional shares of their common stock without being subject to volume limitation rules imposed by federal securities laws. The average daily trading volume of our common stock during fiscal 2006 was slightly over 200,000 shares. Sales by our founders in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets.

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

        Our success depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Philip F. Otto, our

President and Chief Executive Officer, Frederic T. Boyer, our Senior Vice President and Chief Financial Officer, Dr. Liew-Chuang Chiu, our Vice President of Operations and Jacob Tarn, General Manager of GigaComm. Competition for employees in our industry is intense. We do not have life insurance policies covering any of our executives. There can be no assurance that we will be successful in retaining such key personnel, or that we will be successful in hiring replacements or additional key personnel. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base may prevent us from executing our growth strategy.

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

        We rely upon the ability to use stock options as a key component in our executive and employee compensation structure. In the past, stock options have been significant in our ability to retain important personnel and offer competitive compensation packages. Without this component, we would be required to significantly increase cash compensation levels in order to retain our key employees. SFAS 123(R) updated the accounting treatment for share-based payments and requires the expensing of equity compensation in the statement of operations and may cause us to reduce, modify or even eliminate all or portions of the equity compensation program.

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

        Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of December 31, 2006 represented 93.3% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

        We have a special committee of our board of directors that evaluates strategic alternatives. The special committee, which is comprised of our three independent directors, engaged Bear, Stearns & Co. Inc. to advise it in evaluating strategic alternatives, including a special dividend, share repurchase, strategic merger or sale of the Company.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On or about December 28, 2006, our proxy statement and accompanying proxy card were mailed to those stockholders who were stockholders of record as of December 12, 2006.

        (a) Our 2007 Annual Meeting of Stockholders was held on January 24, 2007 in Woodland Hills, California.

        (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

        (c) At the Annual Meeting, the following matters were considered and voted upon:

        (i) The election of eight directors to serve on the Company's Board of Directors until the 2008 Annual

                Meeting of Stockholders or until their successors are duly elected and qualified. The vote for each director was as follows:

                                    Class A                    Class B
                         Class A     Shares       Class B       Shares      Class B      Total
       Name               Votes     Withheld       Shares      Withheld      Votes       Votes
                       ----------   ---------    ----------    --------   -----------  -----------
Muoi Van Tran          32,434,170   7,908,890    66,000,000         0     660,000,000  692,434,170

Philip F. Otto         32,579,099   7,763,961    66,000,000         0     660,000,000  692,579,099

Stewart D.             37,487,449   2,855,611    66,000,000         0     660,000,000  697,487,449
Personick

Hobart Birmingham      32,221,214   8,121,846    66,000,000         0     660,000,000  692,221,214

David Warnes           32,373,410   7.969,650    66,000,000         0     660,000,000  692,373,410

Yukimasa Shiga         27,309,035   13,034,025   66,000,000         0     660,000,000  687,309,035

Haruki Ogoshi          32,522,244   7,820,816    66,000,000         0     660,000,000  692,522,244

Arinobu Sato           32,520.945   7,822,115    66,000,000         0     660,000,000  692,520,945


        (ii) The amendment to the Company's 2000 Stock Incentive Plan to increase the aggregate number of Class A common stock reserved for issuance under the Plan by 10,000,000 shares (from 12,121,680 to 22,121,680). At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

                  Class A Votes        Class B Shares       Class B Votes         Total Votes
                -----------------    ------------------   -----------------     ----------------
For                    18,196,712            66,000,000         660,000,000          678,196,712
Against                 9,174,170                     0                   0            9,174,170
Abstain                    46,817                     0                   0               46,817


        (iii) To approve a special grant of stock options covering 1,500,000 shares of our Class A common stock to Philip F. Otto, the Company's Chief Executive Officer and President. At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

                  Class A Votes        Class B Shares       Class B Votes         Total Votes
                -----------------    ------------------   -----------------     ----------------
For                    24,459,756            66,000,000         660,000,000          684,459,756
Against                 2,905,132                     0                   0            2,905,132
Abstain                    52,811                     0                   0               52,811


        (iv) To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending September 30, 2007. At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

                  Class A Votes        Class B Shares       Class B Votes         Total Votes
                -----------------    ------------------   -----------------     ----------------
For                    39,863,730            66,000,000         660,000,000          699,863,730
Against                   426,829                     0                   0              426,829
Abstain                    52,500                     0                   0               52,500


ITEM 6.        EXHIBITS


Exhibit Number         Description
--------------------------------------------------------------------------------------------------
31.1                  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2                  Certification  of Chief Financial  Officer  pursuant to 18
                      U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1                  Certification of Chief Executive Officer and Chief Financial Officer
                      pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1                  Separation Agreement, dated December 11, 2006, by and between the Registrant and Muoi Van Tran
10.2                  Consulting Agreement, dated October 10, 2006, by and between the Registrant and Mohammad Ghorbanali

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             OPTICAL COMMUNICATION PRODUCTS, INC.,
                             a Delaware corporation


Date:    February 14, 2007          By:    /s/ Philip F. Otto
        ------------------                 ----------------------
                                    Name:  Philip F. Otto
                                    Title: Chief Executive Officer and President
                                           (principal executive officer)

Date:    February 14, 2007          BY:    /s/ Frederic T. Boyer
        ------------------                 -----------------------------
                                    Name:  Frederic T. Boyer
                                    Title: Chief Financial Officer (principal
                                           financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit Number       Description
--------------       -----------

31.1                 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
                     1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002.
31.2                 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                     1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002.
32.1                 Certification   of  Chief   Executive   Officer  and  Chief
                     Financial  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002.
10.1                 Separation Agreement, dated December 11, 2006, by and between the
                     Registrant and Muoi Van Tran
10.2                 Consulting Agreement, dated October 10, 2006, by and between the
                     Registrant and Mohammad Ghorbanali