Form 10-Q
period 2007-03-31
OPTICAL COMMUNICATION PRODUCTS INC
filed 2007-05-15
CIK 1122668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________
                        Commission file number 000-31861

                      OPTICAL COMMUNICATION PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                95-4344224
-------------------------------------    -------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

      6101 Variel Avenue, Woodland Hills, California                91367
    ---------------------------------------------------         -------------
         (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (818) 251-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |_| No |X|

The registrant has two classes of common stock authorized, Class A Common Stock and Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on matters to be voted on by stockholders. As of May 11, 2007, there were 47,859,877 shares of Class A common stock outstanding and 66,000,000 shares of Class B Common Stock outstanding.

                      OPTICAL COMMUNICATION PRODUCTS, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                PART I. FINANCIAL INFORMATION                                ----

Item 1.      Condensed Consolidated Financial Statements (Unaudited)........................................   1

             Condensed Consolidated Balance Sheets at March 31, 2007 and September 30, 2006.................   1

             Condensed Consolidated Statements of Operations for the Three and Six Months Ended March
             31, 2007 and 2006 and Condensed Consolidated Statements of Comprehensive Income (Loss) for
             the Three and Six Months Ended March 31, 2007 and 2006.........................................   2

             Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2007 and
             2006...........................................................................................   3

             Notes to Condensed Consolidated Financial Statements...........................................   4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........  21

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................  37

Item 4.      Controls and Procedures........................................................................  38

                                         PART II. OTHER INFORMATION AND SIGNATURES

Item 1.      Legal Proceedings..............................................................................  39

Item 1A.     Risk Factors...................................................................................  40

Item 6.      Exhibits.......................................................................................  55

Signatures..................................................................................................  58

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

                                                                                                March 31,       September 30,
                                                                                                  2007              2006
                                                                                             ----------------  ----------------

ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                                                 $     82,017      $     57,413
    Marketable securities                                                                           34,891            69,523
    Accounts receivable, less allowance for doubtful accounts and sales returns
     of $456 at March 31, 2007 and $550 at September 30, 2006                                        9,474            11,185
    Inventories                                                                                     24,857            25,715
    Income taxes receivable                                                                            466             1,284
    Deferred income taxes                                                                              330               330
    Prepaid expenses and other current assets                                                        1,146             1,333
                                                                                                -----------       -----------
      Total current assets                                                                         153,181           166,783
    Property, plant and equipment, net                                                              30,413            29,313
    Goodwill                                                                                           -               8,330
    Intangible assets, net                                                                           2,980             2,656
    Deferred income taxes                                                                              207               207
    Other assets                                                                                       145                29
                                                                                                -----------       -----------
 TOTAL ASSETS                                                                                 $    186,926      $    207,318
                                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                                          $      4,035       $     7,239
    Accounts payable to related parties                                                              2,767             2,142
    Accrued payroll related expenses                                                                 2,197             1,599
    Accrued bonus                                                                                    1,570             1,688
    Accrued transitional costs for contract manufacturing                                              951                -
    Other accrued expenses                                                                           3,761             2,595
    Income taxes payable                                                                               223               180
                                                                                                -----------       -----------
      Total current liabilities                                                                     15,504            15,443
                                                                                                -----------       -----------
 OTHER LONG-TERM LIABILITIES                                                                           158               159
 COMMITMENTS AND CONTINGENCIES                                                                         -                  -
 STOCKHOLDERS' EQUITY:
    Class A common stock, $0.001 par value; 200,000,000 shares authorized, 47,680,587 and
     47,424,178 shares outstanding at March 31, 2007 and September 30, 2006, respectively               48                47
    Class B common stock $0.001 par value; 66,000,000 shares authorized, 66,000,000 shares
     issued and outstanding at March 31, 2007 and September 30, 2006                                    66                66
    Additional paid-in capital                                                                     136,023           135,123
    Accumulated other comprehensive loss                                                              (148)              (86)
    Retained earnings                                                                               35,275            56,566
                                                                                                -----------       -----------
    Total stockholders' equity                                                                     171,264           191,716
                                                                                                -----------       -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $    186,926      $    207,318
                                                                                                ===========       ===========

                                       1

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OPTICAL COMMUNICATION PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)


                                                               Three Months Ended March 31,        Six Months Ended March 31,
                                                             ------------------------------------------------------------------
                                                                   2007           2006                2007          2006
                                                               ------------------------------    ------------------------------
 REVENUE                                                     $       16,391     $     18,342     $     33,415     $     36,090
 COST OF REVENUE                                                     16,966           11,969           30,790           23,408
                                                               -------------      -----------      -----------      -----------
  GROSS PROFIT (LOSS)                                                   (575)           6,373            2,625           12,682
                                                               -------------      -----------      -----------      -----------
 OPERATING EXPENSES:
    Research and development                                          3,047            2,497            5,889            5,759
    Selling and marketing                                             1,474            1,313            2,756            2,502
    General and administrative                                        4,107            1,826            8,511            3,939
    Transitional costs for contract manufacturing                       851               -             1,311               -
    Impairment of goodwill                                            8,486               -             8,486               -
                                                               -------------      -----------      -----------      -----------
      Total operating expenses                                       17,965            5,636           26,953           12,200
                                                               -------------      -----------      -----------      -----------
 INCOME (LOSS) FROM OPERATIONS                                      (18,540)             737          (24,328)             482
 INVESTMENT INCOME                                                    1,411            1,451            2,984            2,748
 OTHER INCOME, NET                                                       25               53               96              139
                                                               -------------      -----------      -----------      -----------
 INCOME (LOSS) BEFORE INCOME TAXES                                  (17,104)           2,241          (21,248)           3,369
 PROVISION FOR INCOME TAXES                                              -               105               43              140
                                                               -------------      -----------      -----------      -----------
 NET INCOME (LOSS)                                           $      (17,104)    $      2,136     $    (21,291)    $      3,229
                                                               =============      ===========      ===========      ===========
 BASIC EARNINGS (LOSS) PER SHARE                             $        (0.15)    $       0.02     $      (0.19)    $       0.03
                                                               =============      ===========      ===========      ===========
 DILUTED EARNINGS (LOSS) PER SHARE                           $        (0.15)    $       0.02     $      (0.19)    $       0.03
                                                               =============      ===========      ===========      ===========
 BASIC SHARES OUTSTANDING                                           113,540          113,193          113,490          113,107
                                                               =============      ===========      ===========      ===========
 DILUTED SHARES OUTSTANDING                                         113,540          114,144          113,490          113,995
                                                               =============      ===========      ===========      ===========

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

                                                                Three Months Ended March 31,      Six Months Ended March 31,
                                                               ---------------------------------------------------------------
                                                                   2007           2006               2007           2006
                                                               ------------------------------   ------------------------------
 NET INCOME (LOSS)                                           $      (17,104)    $      2,136     $   (21,291)     $     3,229
 OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustment                            (189)              -              (62)              -
                                                               -------------      -----------      ----------       ----------
 COMPREHENSIVE INCOME (LOSS)                                 $      (17,293)    $      2,136     $   (21,353)     $     3,229
                                                               =============      ===========      ==========       ==========

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OPTICAL COMMUNICATION PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                   Six Months Ended March 31,
                                                                                ---------------------------------
                                                                                      2007              2006
                                                                                ---------------    --------------
 OPERATING ACTIVITIES:
    Net income (loss)                                                             $    (21,291)     $      3,229
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                      2,502             1,823
      Impairment of goodwill                                                             8,486                --
      Inventory write-down                                                               4,525               824
      Amortization of discount on marketable securities                                   (455)             (410)
      Stock-based compensation expense                                                     742               488
    Changes in operating assets and liabilities:
      Accounts receivable                                                                1,707            (1,987)
      Income taxes receivable                                                              818                --
      Inventories                                                                       (4,789)           (5,457)
      Prepaid expense and other current assets                                             160               443
      Accounts payable                                                                  (3,366)             (245)
      Accounts payable to related parties                                                  624               932
      Accrued payroll related expenses                                                     601                27
      Accrued bonuses                                                                     (119)             (597)
      Accrued transitional costs for contract manufacturing                                953                --
      Other accrued expenses                                                               584              (304)
      Income taxes payable                                                                  43              (712)
                                                                                    ------------      ------------
        Net cash used in operating activities                                           (8,274)           (1,946)
                                                                                   ------------      ------------
 INVESTING ACTIVITIES:
    Purchase of marketable securities                                                  (47,548)          (29,560)
    Maturities of marketable securities                                                 82,635            30,000
    Sale of assets to related party                                                          --            1,000
    Purchase of property, plant and equipment                                           (2,472)             (139)
                                                                                   ------------      ------------
        Net cash provided by investing activities                                       32,615             1,301
                                                                                   ------------      ------------
 FINANCING ACTIVITIES:
    Proceeds from the exercise of stock options and employee stock purchase plan           158               383
                                                                                   ------------      ------------
        Net cash provided by financing activities                                          158               383
                                                                                   ------------      ------------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   105                --
                                                                                   ------------      ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   24,604              (262)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           57,413            83,975
                                                                                   ------------      ------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                           $     82,017      $     83,713
                                                                                   ============      ============
 SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for interest                                        $        135      $         --
    Cash paid (received) during the year for income taxes, net                    $       (925)     $        806
 SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
    Purchase of property, plant and equipment through accounts payable            $        492      $        114

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL INFORMATION

         The accompanying unaudited interim condensed consolidated financial statements of Optical Communication Products, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's condensed consolidated financial statements as of March 31, 2007 and for all interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The Company's operations are primarily located in Woodland Hills, California and Hsinchu, Taiwan (through the acquisition of GigaComm Corporation (now known as OCP Asia, Inc.) in August
2006), referred to as OCP Asia throughout the rest of this document.

         The Company is a majority-owned subsidiary of The Furukawa Electric Co., Ltd. of Japan ("Furukawa"). Furukawa beneficially owns 58.1% of the Company's common stock at March 31, 2007, which accounts for 93.3% of the combined voting power of all of the Company's outstanding stock.

         The Company issued a press release on April 25, 2007, and subsequently filed a Current Report on Form 8-K on April 27, 2007, announcing that its board of directors had received a letter from Oplink Communications, Inc. ("Oplink") indicating that Oplink has entered into a stock purchase agreement with Furukawa to purchase Furukawa's entire interest in the Company's outstanding capital stock for $1.50 per share payable in cash and stock of Oplink. Oplink's letter also proposed to purchase the Company's remaining outstanding capital stock not owned by Furukawa by means of a merger of the Company with a subsidiary of Oplink at a cash purchase price of $1.50 per share of the Company's Class A common stock, subject to Oplink's due diligence investigation and negotiation and approval of a definitive acquisition agreement. A Special Committee of the Company's Board of Directors (the "Special Committee"), comprised of its three independent directors, is currently evaluating Oplink's proposal.

         On May 4, 2007, the Company issued a press released and filed a Current Report on Form 8-K announcing that the Special Committee adopted a 30-day shareholder rights plan on May 3, 2007. Under the plan, the Special Committee has declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company's common stock held by shareholders of record as of May 14, 2007. These rights, which will expire on June 2, 2007 unless previously redeemed, exchanged or terminated, will become exercisable only under three specific conditions: the closing of Oplink's purchase of Furukawa's 58.1% ownership interest in the Company, the acquisition of more than 15% of the Company's outstanding common stock by a third party, or the acquisition of any additional shares by Furukawa or Oplink.

         On May 7, 2007, Oplink announced that it has filed an action in the Delaware Court of Chancery seeking to invalidate certain aspects of the shareholder rights plan adopted by the Special Committee. The action filed by Oplink seeks (i) a declaration that the shareholder rights plan is invalid insofar as it attempts to prevent the sale of Furukawa's shares to Oplink, (ii) an injunction preventing the Company or the Special Committee from taking further actions to implement the shareholder rights plan (including the announced distribution of rights to the Company's shareholders of record as of May 14, 2007), (iii) a declaration affirming the right of Oplink and Furukawa to proceed with their announced transaction, and (iv) other relief, including unspecified monetary damages. The Company believes the action is without merit.

         Operations -The Company operates in the following two reportable segments; (i) the design and manufacture of fiber optic components for use in metropolitan area networks ("MANs") and local area networks ("LANs") via its OCP Woodland Hills reporting unit and reportable segment and (ii) fiber-to-the-home ("FTTH") network via its OCP Asia reporting unit and reportable segment. The Company's products consist of optical transmitters, receivers, transceivers and transponders which convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private fiber optic networks.

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

         Marketable Securities -- Marketable securities represent United States Treasury Notes with an original maturity of greater than three months. These securities are classified as held to maturity because the Company has the intent and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value and the amount of the write-down would be accounted for as a realized loss. Maturities on held-to-maturity marketable debt securities range from one to five months from the date of purchase.

         Investments in marketable securities were as follows at March 31, 2007 and September 30, 2006 (in thousands):

                                                                                          Unrealized           Unrealized
Type of  Security                                Book/Cost           Fair Value              Gain               (Losses)
-------------------------------------         -----------------   ------------------   -----------------    -----------------
United States Treasury Notes
   March 31, 2007                           $           34,891   $           34,891   $               --   $                --
   September 30, 2006                       $           69,523   $           69,517   $               --   $               (6)

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

         Impairment of Long-Lived Assets and Goodwill -- As discussed in Note 4, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment under SFAS No. 144, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

         In addition, SFAS No. 142, "Goodwill and Other Intangible Assets," requires that we review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, SFAS No. 142 requires us to: (1) allocate goodwill to our various business units to which the acquired goodwill relates;
(2) estimate the fair value of those businesses to which goodwill  relates;  and
(3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined.

         Income Taxes -- Income taxes are provided for taxes currently payable or refundable, and deferred income taxes are recognized for future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that are more likely than not expected to be realized.

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

         Common Stock -- The Company has two classes of common stock with a par value of $0.001 per share. Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on matters submitted to a vote of the stockholders. Furukawa owns all 66,000,000 shares of the Company's outstanding Class B common stock.

         Fair Value of Financial Instruments -- The recorded values of marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The Company has no long-term debt at March 31, 2007.

         Concentration of Credit Risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and accounts receivable. The Company sells products and extends credit to customers, monitors its exposure to credit losses, and maintains allowances for anticipated losses. Accounts receivable from the Company's customers with amounts greater than 10% of gross accounts receivable amounted to $1,869,000 (18.8%) and $1,146,000 (11.5%) at March 31, 2007 and $1,648,000 (14.0%) at September 30, 2006. Revenue
from individual customers with amounts greater than 10% of total revenues amounted to 18.3%, 16.5%, 14.5% and 10.8% for the six months ended March 31, 2007 and 17.9%, 13.3% and 11.7% for the six months ended March 31, 2006. No other individual customer represented more than 10% of total revenues.

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

         The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") are its chief operating decision makers. Due to changes in the economic characteristics of the Company's reporting units, primarily associated with negative gross margins for OCP Asia during the six months ended March 31, 2007 and those projected for the remainder of the current fiscal year, along with projected lower gross margins for OCP Asia as compared to OCP Woodland Hills for the next three years, the Company has determined that it operates in two reportable segments which is the design and manufacture of fiber optic components for use in MANs and LANs (the OCP Woodland Hills reportable segment) and the FTTH network (the OCP Asia reportable segment).

         Stock-Based Compensation -- On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123") which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."

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

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement." Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 for the fiscal year ended September 30, 2007 and it did not have a significant impact on the Company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning October 1, 2008, and the provisions of SFAS 159 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations when it becomes effective in 2008.

3.   ACQUISITION OF OCP ASIA

         On August 24, 2006, the Company completed the acquisition of OCP Asia (formerly GigaComm Corporation, a Taiwan corporation) pursuant to the Primary Stock Purchase agreement by and among the Company, OCP Asia, certain stockholders of OCP Asia and YEONGYI (Asia) Co., Ltd., a Taiwan corporation, as a selling stockholder and the representative of the selling stockholders (the "Selling Stockholders"). Pursuant to the Primary Stock Purchase Agreement and additional stock purchase agreements entered into with additional holders of common stock holding shares of OCP Asia common stock, the Company acquired 96.88% of the issued and outstanding shares of OCP Asia common stock and paid consideration of approximately $18.7 million, consisting of both cash payments to stockholders of OCP Asia and the repayment of all of OCP Asia's outstanding debt obligations (the "Acquisition"). As a result of the transaction, OCP Asia became a subsidiary of the Company and the Company was able to expand its market presence in Asia. This expanded presence in Asia and the potential that OCP Asia will become a second source for lasers are factors contributing to the Company recording goodwill as a result of the Acquisition. The Company has consolidated the financial position and results of operations of OCP Asia since the date of acquisition.

         The acquisition was accounted for using the purchase method of accounting. The carrying values of OCP Asia's assets and liabilities were adjusted to reflect the estimated fair values of the assets and liabilities as of the acquisition date to the extent of the Company's 96.88% controlling interest. The remaining 3.12% was accounted for at OCP Asia's historical basis.

         The acquisition price was comprised of the following (in thousands):

                        Purchase price     $   18,704
                        Transaction costs         702
                                           -----------
                                           $   19,406
                                           ===========

         Of the $19,406,000 acquisition price, approximately $1.3 million is held in escrow as of March 31, 2007. Such amount is to be distributed to the Selling Stockholders at the end of a contingency period of approximately one year from the date of the agreement pending resolution of any matters that may arise relating to Selling Stockholders' indemnification provisions in the Primary Stock Purchase Agreement.

         The purchase price allocation below is based on the estimated value of the inventory, fixed assets and intangible assets acquired and the related income tax impact of the purchase accounting adjustments. During the three and six months ended March 31, 2007, the purchase price allocation was adjusted to reduce the fair value of inventory by $641,000 and $1,128,000, respectively, and increase the fair value of intangible assets by $872,000. The Company adjusted the purchase price allocation at the end of the Company's second fiscal quarter ended March 31, 2007, including the allocation to identifiable intangible assets. We do not expect that goodwill will be deductible for tax purposes.

         The purchase price allocation is as follows (in thousands):

                 Cash                                   $    196
                 Accounts receivable                       2,264
                 Inventories                               3,733
                 Prepaids and other current assets           782
                 Fixed assets                              7,072
                 Other assets                                160
                 Intangible assets                         3,100
                 Goodwill                                  8,486
                 Accounts payable                         (4,573)
                 Accrued liabilities                      (1,588)
                 Other liabilities                          (226)
                                                        ---------
                                                        $ 19,406
                                                        =========

         The allocation of the purchase price to identifiable intangible assets,
along  with  their  respective   estimated  useful  lives,  is  as  follows  (in
thousands):

                 Developed technology (6.5 years)       $  2,325
                 Customer relationships (3 years)       $    775
                                                        ---------
                                                        $  3,100
                                                        =========

         In accordance with SFAS No. 142, goodwill is assigned to the Company's reporting units based upon the expected benefit from the synergies of the acquisition. The expected benefit represents the difference in the fair value of the reporting units prior to and after the acquisition. The Company has determined that the acquisition of OCP Asia will provide cost savings to OCP Woodland Hills associated with the manufacturing of lasers. Prior to the acquisition, the Company was solely dependent upon Furukawa for certain lasers. The increase in fair value of the OCP Woodland Hills reporting unit before as compared to after the acquisition of OCP Asia, due to the cost savings synergies, has resulted in all of the goodwill being allocated to OCP Woodland Hills.

         The table below sets forth the changes in goodwill, which is entirely allocated to the OCP Woodland Hills segment, from September 30, 2006 to March 31, 2007 (in thousands):

                    Balance as of September 30, 2006         $   8,330
                    Purchase price adjustments:
                     Inventories                                 1,128
                     Intangible assets                            (872)
                     Other                                        (100)
                                                             ----------
                                                                 8,486
                    Impairment of goodwill                      (8,486)
                                                             ----------
                    Balance as of March 31, 2007             $       0
                                                             ==========

4.   IMPAIRMENT OF LONG-LIVED ASSETS

         As required by SFAS No. 144, the Company evaluates its long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might be impaired. In addition, SFAS No. 142 requires that we review and test goodwill for impairment if events or changes in circumstances indicate the goodwill may be impaired. During the three months ended March, 31 2007, due to a decline in the projected gross profit margins associated with a decline in sales volume and a reduction in sale prices primarily due to market conditions and a legacy product line, the Company performed an impairment analysis, pursuant to SFAS No. 144 and SFAS No. 142. As required, the Company first performed the required impairment analysis under SFAS No. 144 for each of the reporting units. For purposes of estimating future cash flows from potentially impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The lowest level for which identifiable cash flows are determinable is at the reporting unit level. The carrying value of a reporting unit is considered impaired when the anticipated undiscounted cash flow for such reporting unit is less than its carrying value.

         Based upon our SFAS No. 144 impairment analysis, we concluded that the undiscounted cash flow over the useful life of the primary asset (machinery and equipment) of OCP Asia exceeded their carrying values. Accordingly, there was no impairment of the long-lived assets of OCP Asia. The undiscounted cash flows over the useful life of the primary asset (machinery and equipment) of OCP Woodland Hills were less than its carrying value. In accordance with SFAS No. 144, as we are testing impairment at the reporting unit level, the asset group includes goodwill. We then determined that the fair value of the OCP Woodland Hills reporting unit was less than its carrying value, including goodwill. Fair market value for OCP Woodland Hills is determined using its anticipated cash flows discounted at a rate based on its weighted average cost of capital. Accordingly, there was impairment of the long-lived assets of OCP Woodland Hills. Based on our SFAS No. 144 impairment analysis, we concluded that the entire $8,486,000 of recorded goodwill for OCP Woodland Hills was impaired. There was no impairment of the property and equipment and intangible assets of OCP Woodland Hills. The goodwill impairment charge has been expensed as a non-cash charge to continuing operations during the three months ended March 31, 2007.

         With respect to our impairment testing, the fair market value of our reporting units was estimated by utilizing forecasted discounted cash flows, to determine the fair value of each reporting unit. Judgments and assumptions about future values are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets, the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results. Although we believe the judgments and assumptions used in our impairment tests are reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.

5.   TRANSITION TO CONTRACT MANUFACTURING

         On November 1, 2006, the Company announced that it reached an agreement with SAE Magnetics (H.K.) Limited (SAE), a wholly-owned subsidiary of TDK Corporation, which will enable the Company to manufacture certain of its product lines in China commencing in the summer of 2007. The Company expects to maintain its existing manufacturing facilities but will reduce its manufacturing workforce in Woodland Hills, California and at OCP Asia once manufacturing at SAE begins. In connection with this workforce reduction, the Company expects to incur transition charges of approximately $3.2 million during the fiscal year ending September 30, 2007, which includes approximately $2.4 million for the OCP Woodland Hills reporting segment and $0.8 million for the OCP Asia reporting segment. These transition charges, which are primarily estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China commencing in the summer of 2007, are being recorded in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS 112, "Employees' Accounting for Postemployment Benefits." During the three and six months ended March 31, 2007, the Company charged $851,000 and $1,311,000, respectively, to transitional costs for contract manufacturing, of which $712,000 and $990,000 was charged by OCP
Woodland Hills and $139,000 and $321,000 was charged by OCP Asia during the respective periods. No employees have been terminated as of March 31, 2007. The Company anticipates that the transition will be completed by September 30, 2007.

         The table below sets forth the activity of the liability for the transitional costs for contract manufacturing (in thousands):


                              Three Months Ended March 31, 2007                     Six Months Ended March 31, 2007
                      --------------------------------------------------   --------------------------------------------------
                       Severance &                                          Severance &
                        Retention           Other             Total          Retention           Other             Total
                     ----------------  ---------------  ----------------  ----------------  ---------------  ----------------
Beginning balance    $           487   $           --   $           487   $            --   $           --   $            --
Costs incurred and
  charged to expense             453              398               851               940              371             1,311
Costs paid                        --             (387)             (387)               --             (360)             (360)
                     ----------------  ---------------  ----------------  ----------------  ---------------  ----------------
Ending balance       $           940   $           11   $           951   $           940   $           11   $           951
                     ================  ===============  ================  ================  ===============  ================

6.   STOCK-BASED COMPENSATION

Stock Options

         The Company's 2000 Stock Incentive Plan authorizes 22,121,680 options (increased from 12,121,680 options at the 2007 Annual Meeting of Shareholders held on January 24, 2007) for grant and provides that options may have a contractual term up to ten years and become exercisable and vest in increments. Options vest at a rate of 25% per year or 25% after the first year with the remainder vesting incrementally over the subsequent 36 months. Options under this plan are generally granted with the exercise price equal to the fair market value of the Company's common stock on the date of grant. The Company granted 1,680,000 and 46,000 stock options with an estimated total grant-date fair value of $1,454,000 and $94,000 during the three months ended March 31, 2007 and 2006, respectively, and granted 2,860,000 and 241,228 stock options with an estimated total grant-date fair value of $3,015,000 and $312,000 during the six months ended March 31, 2007 and 2006, respectively. The Company recorded stock-based compensation related to stock options of $411,000 and $233,000 during the three months ended March 31, 2007 and 2006, respectively, and $665,000 and $465,000 for the six months ended March 31, 2007 and 2006, respectively. The Company issues new shares upon the exercise of stock options.

Restricted Stock Awards

         From time to time the  Company  may issue  restricted  stock at a price equal to the fair market value of the Company's common stock on the date of grant. The vesting is 25% per year or 1/48th per month. During the year ended September 30, 2006, the Company issued 300,000 shares of restricted stock with an estimated total grant-date fair value of $570,500. Of the 300,000 shares issued, 50,000 shares were issued from the 2000 Stock Incentive Plan and 250,000 shares were issued outside of the plan. 3,126 and 6,252 of the 300,000 shares of restricted stock that were issued in the year ended September 30, 2006 have vested during the three and six months ended March 31, 2007, respectively, and all non-vested shares are contingently returnable. A total of 8,333 shares have vested as of March 31, 2007. During the three and six months ended March 31, 2007, the Company recorded stock-based compensation expense related to restricted stock of $28,000 and $56,000, respectively. There was no compensation expense related to restricted stock during the three and six months ended March 31, 2006 as there were no restricted stock grants until the quarter ended September 30, 2006.

Employee Stock Purchase Plan (ESPP)

         The Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase a limited amount of the Company's common stock at a 15% discount to a defined fair market value. The stock-based compensation cost related to the ESPP was $21,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively, and was $21,000 and $23,000 and for the six months ended March 31, 2007 and 2006, respectively. The total stock-based compensation cost related to employee purchases of stock under the ESPP is amortized on a straight-line basis over a weighted-average period of approximately 1 year.

Valuation Assumptions

         During the three and six months ended March 31, 2007 and 2006, the Company valued employee options for compensation expense purposes at the measurement dates using the Black-Scholes pricing model with the following weighted average assumptions:

                                           Three months ended March 31,        Six months ended March 31
                                         --------------------------------    --------------------------------
                                               2007            2006                2007             2006
                                         ---------------  ---------------    ---------------  ---------------
        Dividend yield                          0%              0%                  0%               0%
        Average expected volatility           69.0%           88.0%               69.0%            88.0%
        Average risk-free rate of return      4.67%           4.50%               4.62%            4.50%
        Average expected life (years)          4.8             8.0                 5.5              8.0

         Expected   Volatility:   The   volatility   factor   utilized   in  the
Black-Scholes valuation model was based on the Company's historical stock prices.

         Risk-free Rate of Return: The Company based the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected life.

         Expected Life: The Company's expected life represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, based upon options granted with a contractual term of 10 years. Commencing in December 2006, the Company began granting stock-based awards with a contractual term of seven years. Since the Company has not had any historical experience associated with stock-based awards with a contractual term of seven years, the Company estimated the expected life of each stock option granted in the three months ended March 31, 2007 using the short-cut method permissible under SAB 107, which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to the stock option's expiration. This method is available for options granted prior to December 31, 2007.

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

Non-Vested Options

         As of March 31, 2007, there was approximately $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be substantially amortized by March 31, 2011. The total cost is expected to be recognized over a weighted-average period of
3.5 years.

Stock Option Activity

         Stock option activity for the three and six months ended March 31, 2007 and options available for future grant at March 31, 2007 are as follows:


                                                Options                                                      Weighted
                                               Available                                                      Average
                                              for Future           Number of         Exercise Price          Exercise
                                                 Grant              Options            per Option              Price
                                           ------------------------------------------------------------------------------
Balance as of September 30, 2006                4,851,184           8,496,512         $0.19 to $17.38              $8.01
Options granted                                (1,180,000)          1,180,000            1.65 to 2.12               2.00
Options exercised*                                                    (39,670)           0.97 to 1.83               0.98
Options forfeited                                 157,792            (157,792)           0.90 to 3.10               2.17
Options canceled                                1,541,388          (1,541,388)          1.08 to 17.38              11.68
                                           ----------------    ----------------     ------------------     --------------
Balance as of December 31, 2006                 5,370,364           7,937,662           0.19 to 17.38               6.56
Options authorized                             10,000,000
Options granted                                (1,680,000)          1,680,000            1.37 to 1.60               1.86
Options exercised*                                                   (182,250)           0.19 to 0.97               0.44
Options forfeited                                 167,855            (167,855)          1.08 to 11.00               2.05
Options canceled                                1,268,660          (1,268,660)          1.08 to 17.38              11.53
                                           ----------------    ----------------     ------------------     --------------
Balance as of March 31, 2007                   15,126,879           7,998,897         $0.19 to $17.38              $8.55
                                           ================    ================     ==================     ==============


*The intrinsic value of options exercised during the three and six months ended March 31, 2007 was approximately $172,000 and $199,000, respectively, and was approximately $167,000 and $247,000, respectively, for the three and six months ended March 31, 2006.

         The  following   table   summarizes   information   regarding   options
outstanding at March 31, 2007:

                                     Options Outstanding                             Options Exercisable
                     ------------------------------------------------------------------------------------------------
                                             Weighted                                     Weighted
                                             Average            Weighted                  Average       Weighted
                                            Remaining           Average                   Remaining     Average
    Range of             Number            Contractual          Exercise       Shares    Contractual    Exercise
 Exercise Prices      Outstanding              Life              Price       Exercisable     Life        Price
                     ------------------------------------------------------------------------------------------------

$0.19 - $1.28*                 672,857          3.0          $       0.63       671,107      3.0      $       0.62
$1.37 - $3.47                4,853,459          7.4          $       2.03       552,200      5.6      $       2.30
$3.64 - $9.72                   61,880          4.4          $       7.25        58,880      4.3      $       7.43
$11.00 - $11.12              1,953,615          3.5          $      11.00     1,953,615      3.5      $      11.00
$17.38 - $17.38                457,086          3.8          $      17.38       457,086      3.8      $      17.38
                     ------------------ --------------------- ------------ ------------- ------------- ------------
                             7,998,897          5.8          $       5.02     3,692,888      3.8      $       8.55
                     ================== ===================== ============ ============= ============= ============

* The aggregate intrinsic value of options outstanding and exercisable was approximately $482,000 at March 31, 2007. The aggregate intrinsic value of options outstanding and exercisable was approximately $3,666,000 and $2,581,000, respectively, at March 31, 2006.

         The weighted average estimated fair value of options granted in the three and six months ended March 31, 2007 was $0.87 and $1.05, respectively. The weighted average estimated fair value of options granted in the three and six months ended March 31, 2006 was $2.62 and $1.76, respectively The total numbers of shares exercisable were 3,692,888 and 6,475,186 as of March 31, 2007 and 2006, respectively.

ESPP Activity

         There were a total of 1,148 and 26,709 shares of the Company's common stock issued at a weighted average purchase price of $1.45 and $1.44 pursuant to the employee stock purchase plan during the three and six months ended March 31, 2007, respectively. The weighted average fair value per share of the shares issued was $0.95 for the respective periods ended March 31, 2007. There were a total of 33,017 shares of the Company's common stock issued at a weighted average purchase price of $1.41 pursuant to the employee stock purchase plan during the three and six months ended March 31, 2006. The weighted average fair value of the shares issued were $0.96 for the respective periods ended March 31, 2006. There are a total of 22,818 shares available for future issuance under the plan at March 31, 2007. On May 3, 2007, the Company's stockholders' approved an increase in the number of shares available under the plan by 300,000 shares.

7.   INVENTORIES

    Inventories consist of the following (in thousands):

                                  March 31,               September 30,
                                    2007                      2006
                            --------------------      ---------------------
    Raw materials             $          15,614         $           15,394
    Work-in-process                       4,540                      4,929
    Finished goods                        4,703                      5,392
                               -----------------         ------------------
    Total inventories         $          24,857         $           25,715
                               =================         ==================

8.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):

                                                   March 31,           September 30,         Useful
                                                     2007                   2006             Lives
                                              --------------------   -------------------    ---------

        Land                                   $            6,729      $          6,729
        Buildings and improvements                         15,311                15,311     39 years
        Machinery and equipment                            24,193                23,151      5 years
        Computer hardware and software                      2,213                 1,591      3 years
        Furniture and fixtures                                478                   467      5 years
        Leasehold improvements                                370                   350      9 years
        Construction in process                             1,143                   222
                                                ------------------      ----------------
                                                           50,437                47,821
        Less accumulated depreciation                     (20,024)              (18,508)
                                                ------------------      ----------------
                                               $           30,413      $         29,313
                                                ==================      ================

         Depreciation and amortization expense for fixed assets for the three months ended March 31, 2007 and 2006 was $988,000 and $73,000, respectively, and $1,954,000 and $212,000 for the six months ended March 31, 2007 and 2006, respectively.

9.   INTANGIBLE ASSETS

The following table sets forth intangible assets by major asset class (in thousands):

                                                                                                Weighted
                                                                                                Average
                                                         March 31,        September 30,      Amortization
                                                           2007               2006               Period
                                                        --------------  -----------------------------------
                                                                                             (Years from
                                                                                              inception)

        Patents                                                  950                950          5.0
        Accumulated amortization                                (839)              (744)
        Acquired and developed technology                      3,541              2,572          5.8
        Accumulated amortization                              (1,291)              (970)
        Customer relationships                                   775                678          3.0
        Accumulated amortization                                (156)               (19)
        Tradename                                                -                  194          3.0
        Accumulated amortization                                 -                   (5)
                                                         --------------  ----------------
        Total intangible assets, net                     $     2,980      $       2,656
                                                         --------------  ----------------

         Aggregate amortization expense related to intangible assets was $313,000 and $108,000 for the three months ended March 31, 2007 and 2006, respectively, and $547,000 and $216,000 for the six months ended March 31, 2007 and 2006, respectively. Amortization expense for the three and six months ended March 31, 2007 includes $205,000 and $330,000, respectively, of amortization attributable to intangible assets acquired in the OCP Asia acquisition.

         Following is a summary of future amortization expense in each of the next five fiscal years and thereafter (in thousands):

         Remaining six months fiscal 2007                       525
         2008                                                   652
         2009                                                   589
         2010                                                   358
         2011                                                   358
         Thereafter                                             498
                                                         ------------
                                                         $    2,980
                                                         ------------

10.  EARNINGS (LOSS) PER SHARE

         The following is a calculation of basic and diluted earnings (loss) per share ("EPS"):

                                                               Three Months Ended March 31,     Six Months Ended March 31,
                                                                   2007             2006            2007          2006
                                                              -------------------------------------------------------------
                                                                         (in thousands, except per share data)

BASIC EPS COMPUTATION:
    Net income (loss) applicable to common stock                $    (17,104)   $      2,136      $  (21,291)  $     3,229
                                                                 ============   =============      ==========  ============
Weighted average common shares outstanding                           113,540         113,193         113,490       113,107
                                                                 ------------   -------------      ----------  ------------
Basic earnings (loss) per share                                 $      (0.15)   $       0.02      $    (0.19)  $      0.03
                                                                 ============   =============      ==========  ============

DILUTED EPS COMPUTATION:
    Net income (loss) applicable to common stock                $    (17,104)   $      2,136      $  (21,291)  $     3,229
                                                                 ============   =============      ==========  ============
Weighted average common shares outstanding                           113,540         113,193         113,490       113,107
Effect of dilutive securities:
     Common stock options                                                 --             951              --           888
                                                                 ------------   -------------      ----------  ------------
Diluted weighted average shares outstanding                          113,540         114,144         113,490       113,995
                                                                 ============   =============      ==========  ============
Diluted earnings (loss) per share                               $      (0.15)   $       0.02      $    (0.19)  $      0.03
                                                                 ============   =============      ==========  ============

         The basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. For purposes of computing basic earnings (loss) per share, shares of restricted stock which are contingently returnable and subject to repurchase if the purchaser's status as an employee terminates are not considered outstanding until they are vested. As of March 31, 2007, 291,667 shares of non-vested restricted stock were contingently returnable. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses during the three and six months ended March 31, 2007 which would make these instruments antidilutive. The weighted average diluted common shares outstanding for the three and six months ended March 31, 2006 excludes the dilutive effect of 6,149,014 and 6,242,002 options, respectively. The options are excluded when the options have an exercise price in excess of the average market value of the Company's common stock during the period or as a result of the Company's net loss.

11.  COMMITMENTS AND CONTINGENCIES

         Operating Leases - The Company has operating leases for certain facilities. Lease payments are made monthly. The Company's leases are renewable monthly, semiannually, annually or for five years. Rent expense for these leases for the three months ended March 31, 2007 and 2006 was $353,000 and $73,000, respectively, and for the six months ended March 31, 2007 and 2006 was $720,000 and $212,000, respectively. Rental expense for the three and six months ended March 31, 2007 includes $307,000 and $628,000 rental expense, respectively, attributable to our OCP Asia facility.

     The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2007 (in thousands):

                Six months ending September 30, 2007            $    695
                2008                                               1,274
                2009                                               1,122
                2010                                                  83
                2011                                                  70
                                                                ---------
                                                                $  3,244
                                                                =========

         Legal Proceedings - In August 2006, the Company filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia Properties, LLC ("Olympia"), our former landlord at our former Colorado facility. The action arose after Olympia retained the Company's security deposit of $93,700 upon expiration of the lease, claiming that the Company contaminated the leased premises with arsenic, in violation of the lease. The Company denies that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, the Company filed suit.

         In its complaint, the Company requests that the court provide declaratory relief that the Company has not breached the lease through any act or omission, and also requests damages for breach of contract in connection with Olympia's retention of the security deposit. Further, the Company alleges additional breaches of the lease by Olympia.

         Olympia denied the Company's allegations and asserted counterclaims for breach of ten affirmative defenses. Further, Olympia asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $1.1 million. The Company denied Olympia's counterclaims. On May 10, 2007, the Company and Olympia reached an agreement to settle all claims under which the Company agreed to pay Olympia $420,000. The settlement has been included in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended March 31, 2007 and included in other accrued expenses on the condensed consolidated balance sheet as of March 31, 2007.

         Purchase Commitments - As of March 31, 2007, the Company has entered into purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $8.7 million for fiscal year ending September 30, 2007. Included in these purchase commitments are purchase commitments to a related party for approximately $2.0 million.

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

                                                Three Months Ended March             Six Months Ended
                                                           31,                           March 31,
                                             ------------------------------  -------------------------------
                                                  2007            2006             2007            2006
                                             -----------------------------------------------    ------------
Balance at beginning of period                $         28   $          40     $         26    $         14
Additions charged to expense                            11             (19)              17              17
Deductions                                              (3)             (6)              (7)            (16)
                                               ------------   -------------     ------------    ------------
Balance at end of period                      $         36   $          15     $         36    $         15
                                               ============   =============     ============    ============

12.  RELATED PARTY TRANSACTIONS

         The Company is a subsidiary of Furukawa. Three members of the Company's board of directors are Furukawa executives. The Company's related party transactions occur between itself and other Furukawa owned subsidiaries and affiliates.

         The Company sells fiber optic components and purchases raw materials from some of these entities in the regular course of business. Sales of fiber optic modules to related parties amounted to $4,000 and $7,000 for the three months ended March 31, 2007 and 2006, respectively, and $7,000 and $30,000 for the six months ended March 31, 2007 and 2006, respectively. Purchases of raw materials from the related party amounted to $287,000 and $2,288,000 for the three months ended March 31, 2007 and 2006, respectively, and $5,418,000 and $9,569,000 for the six months ended March 31, 2007 and 2006, respectively. Accounts receivable due from the related party were $5,000 and none at March 31, 2007 and 2006, respectively. Accounts payable to the related party were $2,715,000 and $5,027,000 at March 31, 2007 and 2006, respectively. No management fees were paid in the three and six months ended March 31, 2007 and 2006, respectively.

13.     SEGMENT INFORMATION

         The Company's CEO and CFO are its chief operating decision makers. Prior to the quarter ended March 31, 2007, the Company operated as one reportable segment. The Company's CEO and CFO have determined that due to changes in the economic characteristics of its OCP Woodland Hills and OCP Asia operations, primarily associated with negative gross margins for OCP Asia during the six months ended March 31, 2007 and those projected for the remainder of the current fiscal year, along with projected lower gross margins for OCP Asia as compared to OCP Woodland Hills for the next three years, that the Company operates in two reportable segments - the design and manufacture of fiber optic modules for use in MANs and LANs (the OCP Woodland Hills reportable segment) and FTTH networks (the OCP Asia reportable segment).

         The following table sets forth statement of operations by reportable segment (dollars in thousands):



                                                                Three Months Ended March 31,        Six Months Ended March 31,
                                                                   2007              2006             2007             2006
                                                               -------------      -----------      -----------      -----------
 REVENUE:
    OCP Woodland Hills                                        $      13,687     $     18,342     $     28,055      $    36,090
    OCP Asia                                                          2,765               -             5,462               -
    Less inter-segment revenue                                          (61)              -              (102)              -
                                                               -------------      -----------      -----------      -----------
        Total Revenue                                         $      16,391     $     18,342     $     33,415      $    36,090
                                                               =============      ===========      ===========      ===========
 GROSS PROFIT (LOSS):
    OCP Woodland Hills                                        $         150     $      6,373     $      4,416      $    12,682
    OCP Asia                                                           (725)              -            (1,784)
    Less inter-segment gross profit                                      -                -                (7)
                                                               -------------      -----------      -----------      -----------
        Total gross profit (loss)                             $        (575)    $      6,373     $      2,625      $    12,682
                                                               =============      ===========      ===========      ===========
 INCOME (LOSS) FROM OPERATIONS:
    OCP Woodland Hills                                        $     (16,647)    $        737     $    (20,257)     $       482
    OCP Asia                                                         (1,893)              -            (4,071)              -
                                                               -------------      -----------      -----------      -----------
       Total income (loss) from operations                          (18,540)             737          (24,328)             482
 INVESTMENT INCOME - OCP Woodland Hills                               1,411            1,451            2,984            2,748
 OTHER INCOME:
    OCP Woodland Hills                                                    2               53               33              139
    OCP Asia                                                             23               -                63               -
                                                               -------------      -----------      -----------      -----------
       Total other income                                                25               53               96              139
 PROVISION FOR INCOME TAXES - OCP
 Woodland Hills                                                          -               105               43              140
                                                               -------------      -----------      -----------      -----------
 NET INCOME (LOSS):
 OCP Woodland Hills                                                 (15,234)           2,136          (17,283)           3,229
 OCP Asia                                                            (1,870)              -            (4,008)              -
                                                               -------------      -----------      -----------      -----------
    Total net income (loss)                                  $      (17,104)    $      2,136     $    (21,291)     $     3,229
                                                               =============      ===========      ===========      ===========


         The following table represents total assets by reportable segment (dollars in thousands):

                                    March 31,                 September 30,
                                       2007                       2006
                                -------------------        --------------------
        OCP Woodland Hills      $          169,729         $           180,792
        OCP Asia                            17,197                      26,526
                                   ----------------           -----------------
                                $          186,926         $           207,318
                                   ================           =================

14.     SUBSEQUENT EVENTS

         Oplink Communications, Inc. - The Company issued a press release on April 25, 2007, and subsequently filed a Current Report on Form 8-K on April 27, 2007, announcing that its board of directors had received a letter from Oplink indicating that Oplink has entered into a stock purchase agreement with Furukawa to purchase Furukawa's entire interest in the Company's outstanding capital stock for $1.50 per share payable in cash and stock of Oplink. Oplink's letter also proposed to purchase the Company's remaining outstanding capital stock not owned by Furukawa by means of a merger of the Company with a subsidiary of Oplink at a cash purchase price of $1.50 per share of the Company's Class A common stock, subject to Oplink's due diligence investigation and negotiation and approval of a definitive acquisition agreement. The Special Committee is currently evaluating Oplink's proposal.

         On May 4, 2007, the Company issued a press released and filed a Current Report on Form 8-K announcing that the Special Committee adopted a 30-day shareholder rights plan on May 3, 2007. Under the plan, the Special Committee has declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company's common stock held by shareholders of record as of May 14, 2007. These rights, which will expire on June 2, 2007 unless previously redeemed, exchanged or terminated, will become exercisable only under three specific conditions: the closing of Oplink's purchase of Furukawa's 58.1% ownership interest in the Company, the acquisition of more than 15% of the Company's outstanding common stock by a third party, or the acquisition of any additional shares by Furukawa or Oplink.

         On May 7, 2007, Oplink announced that it has filed an action in the Delaware Court of Chancery seeking to invalidate certain aspects of the shareholder rights plan adopted by the Special Committee. The action filed by Oplink seeks (i) a declaration that the shareholder rights plan is invalid insofar as it attempts to prevent the sale of Furukawa's shares to Oplink, (ii) an injunction preventing the Company or the Special Committee from taking further actions to implement the shareholder rights plan (including the announced distribution of rights to the Company's shareholders of record as of May 14, 2007), (iii) a declaration affirming the right of Oplink and Furukawa to proceed with their announced transaction, and (iv) other relief, including unspecified monetary damages. The Company believes the action is without merit.

         StrataLight Communications, Inc. - On April 12, 2007, the Company purchased a minority interest in StrataLight Communications, Inc. ("StrataLight") for $5.0 million StrataLight is engaged in the commercial deployment of ultra high capacity optical transmission sub-systems with line rates in excess of 40Gbps.

         Olympia Properties, LLC - As described in Note 11 to the condensed consolidated financial statements, on May 10, 2007, the Company and Olympia reached an agreement to settle all claims under which the Company agreed to pay Olympia $420,000.

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

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement." Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company has adopted SAB 108 for the fiscal year ended September 30, 2007 and it did not have a significant impact on the Company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning October 1, 2008, and the provisions of SFAS 159 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations when it becomes effective in 2008.

Critical Accounting Policies

         The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, valuation of excess and obsolete inventory, goodwill and identifiable intangible assets, long-lived assets, SFAS 123(R) fair value calculations for stock-based compensation, income taxes and loss contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

Allowance for Doubtful Accounts and Sales Returns

         Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $9.5 million as of March 31, 2007 as compared to $11.2 million as of September 30, 2006. The allowance for doubtful accounts and sales returns as of March 31, 2007 was $456,000 as compared to $550,000 as of
September  30,  2006.   The  allowance  is  based  on  our   assessment  of  the
collectibility of customer accounts and potential returns. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer's ability to pay and historical customer returns. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to be higher from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-Downs

         Our inventory balance was $24.9 million as of March 31, 2007 as compared to $25.7 million as of September 30, 2006. We estimate our excess and obsolete inventory primarily through reference to historical usage and future demand forecasts. We operate in a highly volatile industry with high and unpredictable rates of inventory obsolescence. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected.

Long-Lived Assets

         SFAS 144,  "Accounting  for the  Impairment  or Disposal of  Long-Lived
Assets," requires us to monitor and evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, we recognize an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset. For purposes of estimating future cash flows from potentially impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The lowest level for which identifiable cash flows are determinable is at the reporting unit level. Our long-lived assets subject to impairment are our property, plant and equipment and certain intangible assets that had net carrying values of $30.4 million and $3.0 million, respectively, at March 31, 2007. Assumptions used in determining whether our long-lived assets are impaired include estimating if the undiscounted future cash flows will be sufficient to recover the value of our long-lived assets. However, such estimates of future cash flows are subject to change because the underlying assumptions, such as revenues and expenses, are based on projections that may differ from actual future results. Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, we would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets. Based upon our impairment analysis performed during the quarter ended March 31, 2007 (see Note 4 to the condensed consolidated financial statements included in Part 1 of this document), the Company determined that the goodwill was fully impaired and recorded an impairment charge of $8.5 million as a non-cash charge to continuing operations.

Stock-Based Compensation

         During the three and six months ended March 31, 2007, the Company recorded stock-based compensation expense of $460,000 and $742,000, respectively, in accordance with SFAS 123(R), adopted on October 1, 2005. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options on their date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. In addition, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. These assumptions represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

Income Taxes

         The provisions of SFAS No. 109 "Accounting for Income Taxes," require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized. During the fiscal year ended September 30, 2006, we released valuation allowance to the extent of our current period estimated federal income taxes payable as it was considered more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences would be realized. We expect that income taxes payable for fiscal 2007 will be attributable only to foreign taxes payable and that there will be no liability and no release of valuation allowance related to Federal or state income taxes. We expect to maintain the remaining valuation allowance until sufficient evidence exists, in the form of sustained profitability, to support reversal of the valuation allowance on all deferred tax assets.

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

         Furukawa beneficially owns all of our outstanding Class B common stock, representing 58.1% of our outstanding shares of common stock and 93.3% of the combined voting power of all of our outstanding common stock as of March 31, 2007. Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa. We have relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003. This Agreement automatically renews each year on October 1st unless it is terminated upon written notice by either Furukawa or us prior to renewal.

         In the last three years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, the laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that we have given our customers in response to market conditions. As a result, our gross margins have been negatively impacted, and may be negatively impacted in the future. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, there can be no assurance that these efforts will be successful in addressing this negative impact on our gross margins. While we believe that our acquisition of OCP Asia may provide us with a second source for lasers used within certain of our products, potentially reducing our dependence on Furukawa and improving lead times and current cost structures, there can be no assurance that we will be able to achieve these benefits in the near future or at all.

         We operate in the following two industry segments: (i) the design and manufacture of fiber optic components for use in MANs and LANs (the OCP Woodland Hills reportable segment) and (ii) the FTTH network (the OCP Asia reportable segment). We sell our products to communication equipment manufacturers or CEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for CEMs and to distributors. We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors. We recognize revenue upon product shipment and the history of sales returns is analyzed in order to reasonably estimate and record an allowance for sales returns. A small number of end customers have historically accounted for a significant portion of our total revenue. Our 10 largest customers accounted for approximately 75.2% and 70.7% of our total revenue for the six months ended March 31, 2007 and 2006, respectively with Alcatel, Cisco Systems and Huawei Technologies (including sales to each of their contract manufacturers) accounting for approximately 18.3%, 16.5% and 14.5% of our total revenue, respectively, for the six months ended March 31, 2007. Alcatel, Huawei Technologies and Cisco Systems (including sales to each of their contract manufacturers) accounted for approximately 17.9%, 13.3% and 11.7% of our total revenue, respectively, for the six months ended March 31, 2006. No other customer accounted for more than 10.0% of our total revenue for the six months ended March 31, 2007 and 2006. Although our revenue from sales to our other customers continues to increase, we expect that significant customer concentration will continue for the foreseeable future. Our sales are made on a purchase order basis rather than by long-term purchase commitments. Our customers may cancel or defer purchase orders without penalty on short notice.

         In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys' fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products. After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode's rights, title and interest in the patent at issue. The court subsequently added Stratos as a plaintiff to the lawsuit. On April 12, 2002, we resolved our patent infringement litigation with Stratos. The settlement resolved all claims in the lawsuit among us and Stratos. As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos' portfolio of optoelectronic transceiver patents. In consideration of the license agreement, we are required to pay a total of $2 million over the license term. As of March 31, 2007, $200,000 remained outstanding and was paid in April 2007. On April 12, 2007, we extended the license agreement such that it became coterminous with the expiration of the licensed patents for a total payment of $450,000, which we made in April 2007. Our optoelectronic products covered by this license include our 1x9, GBIC, small form factor (SFF) and small form-factor pluggable (SFP) product families

         The Company acquired OCP Asia on August 24, 2006 (see Note 2 to the condensed consolidated financial statements contained in Part I of this document). OCP Asia was founded in 2000, has its headquarters and manufacturing facilities in the Hsinchu Science-Based Industrial Park in Taiwan, ROC, and has approximately 300 employees. OCP Asia is currently a leading supplier of FTTH modules in Japan, which is presently the world's largest FTTH market. OCP Asia's results of operations are included in the Company's Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2007.

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

         Our cost of revenue consists principally of materials, as well as salaries and related expenses for manufacturing personnel as well as stock-based compensation, manufacturing overhead and provisions for lower of cost or market, excess and obsolete inventory. We purchase several key components for our products from a limited number of suppliers.

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

         General and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses. Our professional fees include fees associated with litigation and accounting and consulting fees associated with several finance and accounting projects, including our compliance with regulations associated with the Sarbanes-Oxley legislation. As a result, our general and administrative expenses in fiscal 2007 will exceed those incurred in fiscal 2006.

         Transitional costs for contract manufacturing consist primarily of accruals for severance and retention benefits related to planned workforce reductions, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China commencing in the summer of 2007.

         The Company recorded a goodwill impairment charge, associated with its OCP Woodland Hills segment, of $8.5 million as a non-cash charge to continuing operations during the three and six months ended March 31, 2007.


Results of Operations - Comparison of Three Months Ended March 31, 2007 and 2006

         The following management discussion and analysis refers to and analyzes our results of operations into two segments as defined by our management. These two segments are our OCP Woodland Hills and OCP Asia segments.

         The following table sets forth statement of operations data and percentage of change for the three months ended March 31, 3007 and 2006 (dollars in thousands):

                                                                   Three Months Ended March 31,
                                                          -----------------------------------------------                %
                                                                   2007                    2006            Change      Change
                                                          ----------------------- ----------------------- ---------- -----------

REVENUE                                                 $    16,391    100.0%   $    18,342    100.0%    $   (1,951)      (10.6)%
COST OF REVENUE                                              16,966    103.5%        11,969     65.3%         4,997        41.8%
                                                          ----------              ----------              ----------
GROSS PROFIT (LOSS)                                            (575)    (3.5)%        6,373     34.7%        (6,948)     (109.0)%
                                                          ----------              ----------              ----------
OPERATING EXPENSES:
    Research and development                                  3,047     18.6%         2,497     13.6%           550        22.0%
    Selling and marketing                                     1,474      9.0%         1,313      7.2%           161        12.3%
    General and administrative                                4,107     25.0%         1,826      9.9%         2,281       124.9%
    Transitional costs for contract manufacturing               851      5.2%            --       --            851          --
    Impairment of goodwill                                    8,486     51.8%            --       --          8,486          --
                                                          ----------              ----------              ----------
      Total operating expenses                               17,965    109.6%         5,636     30.7%        12,329       218.8%
                                                          ----------              ----------              ----------
INCOME (LOSS) FROM OPERATIONS                               (18,540)  (113.1)%          737      4.0%       (19,277)    (2615.6)%

INVESTMENT INCOME                                             1,411      8.6%         1,451      7.9%           (40)       (2.8)%
OTHER INCOME, net                                                25      0.1%            53      0.3%           (28)      (52.8)%
                                                          ----------              ----------              ----------
INCOME (LOSS) BEFORE INCOME TAXES                           (17,104)  (104.4)%        2,241     12.2%       (19,345)     (863.2)%
PROVISION FOR INCOME TAXES                                       --       --            105      0.6%          (105)     (100.0)%
                                                          ----------              ----------              ----------
NET INCOME (LOSS)                                       $   (17,104)  (104.4)%  $     2,136     11.6%    $  (19,240)     (900.8)%
                                                          ==========              ==========              ==========

Revenues

                                                   Three Months Ended
                                                       March 31,
                                       ------------------------------------
                                           2007                    2006
                                       ------------            ------------
                                              (Dollars in thousands)
OCP Woodland Hills                      $   13,687             $   18,342
OCP Asia                                     2,765                     --
                                         ----------            ------------
                                            16,452                 18,342
Less inter-segment revenues                    (61)                    --
                                         ----------            ------------

Total Revenues                          $   16,391             $   18,342
                                         ==========             ==========
Percentage Decrease                                   (10.6) %

         Revenues decreased $1,951,000 or 10.6% during the comparable quarters. OCP Woodland Hills revenues decreased by $4,655,000 or 25.4 % offset by the inclusion of $2,765,000 in revenues from OCP Asia during the three months ended March 31, 2007. The decrease in revenues, excluding the revenues from OCP Asia, was primarily due to an approximate 7.9% reduction in unit sales and a 19.0% reduction in average sales prices. The most significant product decrease in absolute dollars was in Transceivers.

         The following table sets forth revenue attributable to each of our product groups as a percentage of revenues for the periods presented.

                                                      Three Months Ended
                                                          March 31,
                                                 -----------------------------
                                                     2007             2006
                                                 ------------     ------------
Transceivers                                            87.4%            88.1%
Transmitters                                             5.8%             7.7%
Receivers                                                3.0%             3.9%
Other                                                    3.8%             0.3%
                                                 ------------     ------------
                                                       100.0%           100.0%
                                                 ============     ============

Gross Profit (Loss)

                                                     Three Months Ended
                                                         March 31,
                                                -----------------------------
                                                   2007               2006
                                                ----------         ----------
                                                   (Dollars in thousands)
Gross Profit (Loss)
OCP Woodland Hills                             $      150       $      6,373
OCP Asia                                             (725)                --
                                                ----------         ----------
                                                     (575)             6,373
Less inter-segment gross profit (loss)                 --                 --
                                                ----------         ----------
Total Gross Profit (Loss)                      $     (575)      $      6,373
                                                ==========         ==========
Gross Margin
OCP Woodland Hills                                    1.1%              34.7%
OCP Asia                                            (26.2)%                --
Total Gross Margin                                   (3.5)%             34.7%

         Cost of revenue increased 41.8% to $16,966,000 in the three months ended March 31, 2007 from $11,969,000 in the three months ended March 31, 2006. Cost of revenue attributable to OCP Woodland Hills and OCP Asia were $13,537,000 and $3,490,000, respectively, in the three months ended March 31, 2007. The gross margin for OCP Woodland Hills and OCP Asia were 1.1% and (26.2)%, respectively, for the three months ended March 31, 2007. The gross margin for OCP Woodland Hills was 34.7% for the three months ended March 31, 2006. Gross profit and margins at OCP Woodland Hills were negatively impacted during the current quarter due to competitive pricing pressures and changes in product mix, resulting in a 19.0% decrease in average selling prices and a 7.9% reduction in units shipped which was partially offset by an 11.9% reduction in average raw material costs. In addition, the usage of previously written down OCP Woodland Hills inventory decreased to $459,000 in the three months ended March 31, 2007 from $582,000 in the three months ended March 31, 2006. OCP Woodland Hills also wrote down inventory by $2,840,000 during the three months ended March 31, 2007 due to additional excess and obsolete inventory on hand due to lower projected usage, along with lower of cost-or-market reserves due to sales price reductions for certain products. The negative gross margins for OCP Asia is primarily attributable to competitive pricing pressures, $175,000 associated with excess manufacturing capacity and a $406,000 write down of inventory to market value during the three months ended March

31, 2007. Stock-based compensation expense charged to manufacturing overhead was $39,000 and $22,000 for the three months ended March 31, 2007 and 2006, respectively. The above items will continue to impact gross profit and margins in the future.

Research and Development (R&D)

                                                Three Months Ended
                                                     March 31,
                                       -----------------------------------
                                         2007                      2006
                                       ----------                ---------
                                               (Dollars in thousands)
OCP Woodland Hills                    $    2,592                 $   2,497
OCP Asia                                     455                        --
                                       ----------                 ---------
Total Research and Development        $    3,047                 $   2,497
                                       ==========                 =========
Percentage Increase                                    22.0%

         Research and development expense increased $550,000 to $3,047,000 in the three months ended March 31, 2007 from $2,497,000 in the three months ended March 31, 2006. Research and development expense attributable to OCP Asia for the three months ended March 31, 2007 was $455,000. Research and development expense for OCP Woodland Hills did not materially change on a comparable quarterly basis. Stock-based compensation expense charged to research and development expenses was $82,000 and $91,000 for the three months ended March 31, 2007 and 2006, respectively. We believe that continued investment in research and development is critical to our future success and these expenses may increase in absolute dollars in the future.

Sales and Marketing

                                                Three Months Ended
                                                     March 31,
                                       -----------------------------------
                                         2007                      2006
                                       ----------                ---------
                                              (Dollars in thousands)
OCP Woodland Hills                    $    1,291               $   1,313
OCP Asia                                     183                      --
                                       ----------                ---------
Total Sales and Marketing             $    1,474               $   1,313
                                       ==========                =========
Percentage Increase                                   12.3%

         Sales and marketing expenses increased $161,000 in the three months ended March 31, 2007 from the three months ended March 31, 2006. Sales and marketing expenses attributable to OCP Asia in the three months ended March 31, 2007 were $183,000. Stock-based compensation expense charged to sales and marketing expenses was $42,000 and $14,000 for the three months ended March 31, 2007 and 2006, respectively. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

General and Administrative

                                                  Three Months Ended
                                                       March 31,
                                           ---------------------------------
                                              2007                   2006
                                           ----------              ---------
                                                 (Dollars in thousands)
OCP Woodland Hills                        $    3,715              $   1,826
OCP Asia                                         392                     --
                                           ----------              ---------
General and administrative expense        $    4,107              $   1,826
                                           ==========              =========
Percentage Increase                                     124.9%

         General and administrative expenses increased $2,281,000 in the three months ended March 31, 2007 from the three months ended March 31, 2006. General and administrative expenses attributable to OCP Asia in the three months ended March 31, 2007 were $392,000. The $1,889,000 increase for OCP Woodland Hills includes an increase in professional services of $611,000, primarily due to legal expenses associated with the Olympia litigation, accounting and legal expenses and fees relative to several finance and accounting projects, including our compliance with regulations associated with the Sarbanes-Oxley legislation. Other significant increases in general and administrative expenses include $420,000 for settlement of the Olympia litigation, $97,000 in higher salary and benefits, primarily associated with the employment of the Company's new executive officers in the quarter ended September 30, 2006, a $61,000 increase in travel related expenses and $96,000 of recruitment fees incurred during the quarter ended March 31, 2007. In addition, $217,000 of costs, such as depreciation, taxes and utilities, associated with space previously occupied by a lessee in our Woodland Hills facility, are now classified as general and administrative expenses. Previously, such expenses were offset by rental income and included in other income in the accompanying condensed consolidated financial statements. Stock-based compensation expense charged to general and administrative expenses was $297,000 and $121,000 for the three months ended March 31, 2007 and 2006, respectively.

         The Company expects our general and administrative expenses to increase significantly in the quarters ended June 30, 2007 and September 30, 2007 as a result of the activities related to the Oplink proposal.

Transitional costs for contract manufacturing

         OCP Woodland Hills and OCP Asia have incurred transitional costs for contract manufacturing of $712,000 and $139,000 for the three months ended March 31, 2007, respectively. In connection with the transition to manufacture certain of our product lines in China with SAE, we expect to maintain our existing manufacturing facilities but will reduce our workforce once manufacturing at SAE begins. The transition charges are related primarily to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China commencing in the summer of 2007. These transition charges are estimated to be approximately $3.2 million for fiscal 2007.

Impairment of Goodwill

         The Company recorded a goodwill impairment charge, associated with its OCP Woodland Hills segment, of $8,486,000 as a non-cash charge to continuing operations during the three months ended March 31, 2007 due to the Company's impairment analysis, as described in Note 4 to the condensed consolidated financial statements included in Part 1 of this document.

Investment Income and Other Income, Net

                                            Three Months Ended
                                                March 31,
                                   ----------------------------------
                                     2007                     2006
                                   ----------               ---------
                                          (Dollars in thousands)
 Investment income                $    1,411                 $   1,451
 Other income, net                        25                        53
                                   ----------                 ---------
  Total                           $    1,436                 $   1,504
                                   ==========                 =========
 Percentage Decrease                              (4.5)%

         The total of investment income and other income, net decreased $68,000 in the three months ended March 31, 2007 from the three months ended March 31, 2006. This decrease was primarily due to less investment income as a result of a decrease in cash equivalents and marketable securities since March 31, 2006. Other income attributable to OCP Asia and included in other income, net was $23,000 in the three months ended March 31, 2007. Rental income included in other income, net for the three months ended March 31, 2006 was $53,000. There was no rental income for the three months ended March 31, 2007.

Provision for income taxes

                                               Three Months Ended
                                                    March 31,
                                     ----------------------------------------
                                        2007                         2006
                                     -----------                   ----------
                                             (Dollars in thousands)
 Income tax provision                $        --                    $     105
                                        ========                     ========

         There was no income tax provision during the three months ended March 31, 2007 as there was no significant change in net income for our operations in the United Kingdom. The income tax provision of $105,000 for the three months ended March 31, 2006 was comprised of foreign taxes in the amount of $93,000 and state income taxes of $12,000.

Results of Operations - Comparison of Six Months Ended March 31, 2007 and 2006

         The following table sets forth statement of operations data and percentage of change for the six months ended March 31, 3007 and 2006 (dollars in thousands):

                                                                    Six Months Ended March 31,
                                                          -----------------------------------------------                %
                                                                   2007                    2006            Change      Change
                                                          ----------------------- ----------------------- ---------- -----------

REVENUE                                                 $    33,415    100.0%   $    36,090    100.0%    $   (2,675)       (7.4)%
COST OF REVENUE                                              30,790     92.1%        23,408     64.9%         7,382        31.5%
                                                          ----------              ----------              ----------
GROSS PROFIT                                                  2,625      7.9%        12,682     35.1%       (10,057)      (79.3)%
                                                          ----------              ----------              ----------
OPERATING EXPENSES:
    Research and development                                  5,889     17.4%         5,759     16.0%           130         2.3%
    Selling and marketing                                     2,756      8.3%         2,502      6.9%           254        10.2%
    General and administrative                                8,511     25.5%         3,939     10.9%         4,572       116.1%
    Transitional cost for contract manufacturing              1,311      3.9%            --       --          1,311          --
    Impairment of goodwill                                    8,486     27.7%            --       --          8,486          --
                                                          ----------              ----------              ----------
      Total operating expenses                               26,953     82.8%        12,200     33.8%        14,753       120.9%
                                                          ----------              ----------              ----------
INCOME (LOSS) FROM OPERATIONS                               (24,328)   (74.9)%          482      1.3%       (24,810)   (5,147.3)%

INVESTMENT INCOME                                             2,984      8.9%         2,748      7.6%           236         8.6%
OTHER INCOME, net                                                96      0.3%           139      0.4%           (43)      (30.9)%
                                                          ----------              ----------              ----------
INCOME (LOSS) BEFORE INCOME TAXES                           (21,248)   (65.7)%        3,369      9.3%       (24,617)     (730.7)%
PROVISION FOR INCOME TAXES                                       43      0.1            140      0.4%           (97)      (69.3)%
                                                          ----------              ----------              ----------
NET INCOME (LOSS)                                       $   (21,291)   (65.8)%  $     3,229      8.9%    $  (24,520)     (759.4)%
                                                          ==========              ==========              ==========


Revenues

                                              Six Months Ended
                                                 March 31,
                                 -------------------------------------------
                                    2007                           2006
                                 ------------                   ------------
                                           (Dollars in thousands)
OCP Woodland Hills                $   28,055                     $   36,090
OCP Asia                               5,462                             --
                                   ----------                   ------------
                                      33,517                         36,090
Less inter-segment revenues             (102)                            --
                                   ----------                   ------------
Total Revenues                    $   33,415                     $   36,090
                                   ==========                     ==========
Percentage Decrease                                 (7.4)%

         Revenues decreased $2,675,000 or 7.4% during the comparable quarters. OCP Woodland Hills revenues decreased by $8,035,000 or 22.3 % and were offset by the inclusion of $5,462,000 in revenues from OCP Asia during the six months ended March 31, 2007. The decrease in revenues, excluding the revenues from OCP Asia, was primarily due to an approximate 7.0% reduction in unit sales and a 16.4% reduction in average sales prices. The most significant product decrease in absolute dollars was in Transceivers.

         The following table sets forth revenue attributable to each of our product groups as a percentage of revenues for the periods presented.

                                                Six Months Ended
                                                   March 31,
                                          -----------------------------
                                              2007             2006
                                          ------------     ------------
Transceivers                                     86.7%            87.3%
Transmitters                                      5.1%             7.7%
Receivers                                         3.4%             4.6%
Other                                             4.8%             0.4%
                                          ------------     ------------
                                                100.0%           100.0%
                                          ============     ============

Gross Profit (Loss)

                                               Six Months Ended
                                                  March 31,
                                         -----------------------------
                                            2007               2006
                                         ----------         ----------
                                            (Dollars in thousands)
Gross Profit (Loss)
OCP Woodland Hills                      $    4,416       $     12,682
OCP Asia                                    (1,784)                --
                                         ----------         ----------
                                             2,632             12,682
Less inter-segment gross profit (loss)          (7)                --
                                         ----------         ----------
Total Gross Profit (Loss)               $    2,625       $     12,682
                                         ==========         ==========
Gross Margin
OCP Woodland Hills                            15.7%              35.1%
OCP Asia                                     (32.7)%               --
Total Gross Margin                             7.9%              35.1%

         Cost of revenue increased 31.5% to $30,790,000 in the six months ended March 31, 2007 from $23,408,000 in the six months ended March 31, 2006. Cost of revenue attributable to OCP Woodland Hills and OCP Asia were $23,639,000 and $7,246,000, respectively, in the six months ended March 31, 2007. The gross margin for OCP Woodland Hills and OCP Asia were 15.7% and (32.7)%, respectively, for the six months ended March 31, 2007. The gross margin for OCP Woodland Hills was 35.1% for the six months ended March 31, 2006. Gross profit and margins at OCP Woodland Hills were negatively impacted during the current fiscal year due to competitive pricing pressures and changes in product mix, resulting in a 16.4% decrease in average selling prices and a 7.0% reduction in units shipped which was partially offset by a 10.4% reduction in average raw material costs. In addition, the usage of previously written down OCP Woodland Hills inventory decreased to $888,000 in the six months ended March 31, 2007 from $1,411,000 in the six months ended March 31, 2006. OCP Woodland Hills also wrote down inventory by $3,722,000 during the six months ended March 31,2007 due to additional excess and obsolete inventory on hand due to lower projected usage, along with lower of cost-or-market reserves due to sales price reductions for certain products. The negative gross margins for OCP Asia is primarily attributable to competitive pricing pressures, $386,000 associated with excess manufacturing capacity and a $803,000 write down of inventory to market value during the six months ended March 31, 2007. Stock-based compensation expense charged to manufacturing overhead was $75,000 and $40,000 for the six months ended March 31, 2007 and 2006, respectively. The above items will continue to impact gross profit and margins in the future.

Research and Development (R&D)

                                                     Six Months Ended
                                                        March 31,
                                           -----------------------------------
                                             2007                      2006
                                           ----------                ---------
                                                    (Dollars in thousands)
OCP Woodland Hills                        $    4,977               $   5,759
OCP Asia                                         919                      --
                                           ----------               ---------
                                               5,896                   5,759
Less inter-segment research and
  development charges                             (7)                     --
                                           ----------               ---------
Total Research and Development            $    5,889               $   5,759
                                           ==========               =========
Percentage Increase                                            2.3%

         Research and development expense increased $130,000 to $5,889,000 in the six months ended March 31, 2007 compared to the comparable 2006 period. Research and development expense attributable to OCP Asia for the six months ended March 31, 2007 was $919,000. Research and development expense for OCP Woodland Hills decreased by $782,000 on a comparable quarterly basis, primarily due to the closure of the Colorado research and development facility (see Part IV, Item 15, Note 4 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC) in the second quarter of fiscal 2006. Stock-based compensation expense charged to research and development expenses was $142,000 and $213,000 for the six months ended March 31, 2007 and 2006, respectively. We believe that continued investment in research and development is critical to our future success and these expenses may increase in absolute dollars in the future.

Sales and Marketing

                                                      Six Months Ended
                                                         March 31,
                                            ----------------------------------
                                              2007                     2006
                                            ----------               ---------
                                                   (Dollars in thousands)
OCP Woodland Hills                         $    2,467               $   2,502
OCP Asia                                          289                      --
                                            ----------               ---------
Total Sales and Marketing                  $    2,756               $   2,502
                                            ==========               =========
Percentage Increase                                        10.2%

         Sales and marketing expenses increased $254,000 in the six months ended March 31, 2007 from the six months ended March 31, 2006. Sales and marketing expenses attributable to OCP Asia in the six months ended March 31, 2007 were $289,000. Stock-based compensation expense charged to sales and marketing expenses was $71,000 and $21,000 for the six months ended March 31, 2007 and 2006, respectively. We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

General and Administrative

                                                     Six Months Ended
                                                         March 31,
                                             -------------------------------
                                                2007                  2006
                                             ----------            ---------
                                                  (Dollars in thousands)
OCP Woodland Hills                          $    7,753            $   3,939
OCP Asia                                           758                   --
                                             ----------            ---------
General and administrative expense          $    8,511            $   3,939
                                             ==========            =========
Percentage Increase                                      116.1.%

         General and administrative expenses increased $4,572,000 in the six months ended March 31, 2007 from the six months ended March 31, 2006. General and administrative expenses attributable to OCP Asia in the six months ended March 31, 2007 were $758,000. The $3,814,000 increase for OCP

Woodland Hills includes an increase in professional services of $1,301,000 which was primarily due to an internal investigation into how the Company accounted for stock option grants, legal expenses associated with the Olympia litigation, accounting and legal expenses in connection with the Company's purchase accounting analysis and the Form 8-K/A filing regarding the OCP Asia acquisition and accounting fees relative to several finance and accounting projects, including our compliance with regulations associated with the Sarbanes-Oxley legislation. Other significant increases in general and administrative expenses include $420,000 for settlement of the Olympia litigation, $651,000 for executive severance costs and $284,000 in higher salary and benefits, primarily associated with the employment of the Company's new executive officers in the quarter ended September 30, 2006, a $109,000 increase in travel related expenses and $129,000 of recruitment fees incurred during the six months ended March 31, 2007. In addition, $436,000 of costs, such as depreciation, taxes and utilities, associated with space previously occupied by a lessee in our Woodland Hills facility, are now classified as general and administrative expenses. Previously, such expenses were offset by rental income and included in other income in the accompanying condensed consolidated financial statements. Stock-based compensation expense charged to general and administrative expenses was $454,000 and $214,000 for the six months ended March 31, 2007 and 2006, respectively.

        The Company expects our general and administrative expenses to increase significantly in the quarters ended June 30, 2007 and September 30, 2007 as a result of the activities related to the Oplink proposal.

Transitional costs for contract manufacturing

         OCP Woodland Hills and OCP Asia have incurred transitional costs for contract manufacturing of $990,000 and $321,000 for the six months ended March 31, 2007, respectively. In connection with the transition to manufacture certain of our product lines in China with SAE, we expect to maintain our existing manufacturing facilities but will reduce our workforce once manufacturing at SAE begins. The transition charges are related primarily to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China commencing in the summer of 2007, and are estimated at approximately $3.2 million for fiscal 2007.

Impairment of Goodwill

         The Company recorded a goodwill impairment charge, associated with its OCP Woodland Hills segment, of $8,486,000 as a non-cash charge to continuing operations during the six months ended March 31, 2007 due to the Company's impairment analysis, as described in Note 4 to the condensed consolidated financial statements included in Part 1 of this document.

Investment Income and Other Income, Net

                                             Six Months Ended
                                                 March 31,
                                 ------------------------------------------
                                   2007                             2006
                                 ----------                       ---------
                                          (Dollars in thousands)
 Investment income              $    2,984                       $   2,748
 Other income, net                      96                             139
                                 ----------                       ---------
 Total                          $    3,080                       $   2,887
                                 ==========                       =========
 Percentage Increase                               6.7%

         The total of investment income and other income, net increased $193,000 in the six months ended March 31, 2007 from the six months ended March 31, 2006. This increase was primarily due to an increase in investment income as a result of rising interest rates partially offset by a decrease in cash equivalents and marketable securities since March 31, 2006. Other income attributable to OCP Asia and included in other income, net was $63,000 during the six months ended March 31, 2007. Rental income included in other income, net for the six months ended March 31, 2006 was $139,000. There was no rental income for the six months ended March 31, 2007.

Provision for income taxes

                                              Six Months Ended
                                                  March 31,
                                   ----------------------------------------
                                      2007                         2006
                                   -----------                   ----------
                                            (Dollars in thousands)
 Income tax provision              $       43                    $     140
                                      ========                     ========

         The income tax provision of $43,000 for the six months ended March 31, 2007 was comprised of foreign taxes related to our operations in the United Kingdom. The income tax provision of $140,000 for the six months ended March 31, 2006 was comprised of foreign taxes in the amount of $121,000 and state income taxes of $19,000.

Liquidity and Capital Resources

         As of March 31, 2007, our primary source of liquidity was our cash and cash equivalents balance of $82.0 million and our marketable securities balance of $34.9 million, which consists of United States Treasury Notes. At September 30, 2006, we had $57.4 million in cash and cash equivalents and $69.5 million in marketable securities.

        Current assets and current liabilities

         Since inception, we have financed our operations primarily with cash generated from operations, through term loans and our initial public offering of our Class A common stock, which we completed on November 3, 2000. As of March 31, 2007, our working capital was $137.7 million with a current ratio of 9.9 compared to our working capital of $151.3 million with a current ratio of 10.8 as of September 30, 2006. Our net loss was the primary factor in the decrease in working capital during the six months ended March 31, 2007. We believe that additional cash could be borrowed if necessary; however, cash and cash equivalents, and marketable securities on hand are expected to be sufficient to fund operations for the next twelve months.

         Cash flows provided by / (used in)

The following table sets forth, for the periods indicated, selected cash flow information (dollars in thousands):

                                                        Six Months Ended
                                                            March 31
                                                --------------------------------
                                                   2007               2006
                                                -----------        -----------
Operating activities                           $    (8,274)       $    (1,946)
Investing activities                                32,615              1,301
Financing activities                                   158                383
Effect of exchange rate changes on cash                105                  -
                                                -----------        -----------
Net increase (decrease) in cash and
  cash equivalents                             $   $24,604        $      (262)
                                                ===========        ===========

         During the six months ended March 31, 2007, net cash used in operating activities was primarily the result of the net loss for the period, net of non-cash items including depreciation and amortization expense, inventory write-downs and impairment of goodwill, an increase in inventories partially offset by a decrease in accounts receivable and accounts payable. During the six months ended March 31, 2006, net cash used in operating activities was primarily the result of increases in accounts receivable and inventory which more than offset net income.

         During the six months ended March 31, 2007, cash provided by investing activities was primarily the result of the maturation of marketable securities greater than the conversion of cash and cash equivalents to marketable securities for a net of $35.1 million less $2.5 million of fixed assets acquisitions, particularly at OCP Asia. During the six months ended March 31, 2006, cash provided by investing activities included $1.0 million attributable to the sale of assets to Furukawa. The maturation of marketable securities net of the conversion of cash and cash equivalents to marketable securities provided cash of $0.4 million. Purchases of property, plant and equipment were $0.1 million during the six months ended March 31, 2006.

         During the six months ended March 31, 2007 and March 31, 2006, cash provided by financing activities was from the exercise of stock options.

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

         In addition, we may require additional capital to accommodate growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, products or technologies.

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

Contractual Obligations

         The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2007 (in thousands):

               Six months ending September 30, 2007             $    695
               2008                                                1,274
               2009                                                1,122
               2010                                                   83
               2011                                                   70
                                                                ---------
               Total minimum lease payments                     $  3,244
                                                                =========

         We also have purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $8.7 million for fiscal year ending September 30, 2007. Included in these purchase commitments are purchase commitments to a related party for approximately $2.0 million. We believe that our cash and cash equivalents and marketable securities will be sufficient to meet all of the known requirements.

         Subsequent to March 31, 2007, the Company purchased a minority interest in Stratalight for $5.0 million.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are currently exposed to interest rate risk on our investment portfolio.

         The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio. Our cash and cash equivalents are $82.0 million, the majority of which is invested in money market and other interest bearing accounts. In addition, we have $34.9 million invested in marketable securities, which represents investments in United States Treasury Notes.

         As of March 31, 2007, our investment in marketable securities had a weighted-average time to maturity of approximately 55 days. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Maturities on the date purchased of held-to-maturity marketable debt securities can range from one to twelve months.

         If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest income of $1.2 million on our investment portfolio. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

6.      Foreign Currency Risk

         Prior to the acquisition of OCP Asia, sales to foreign customers were denominated in U.S. dollars and as such we had no foreign currency fluctuation risk related to accounts receivable. We are exposed to foreign currency risk from the translation of our OCP Asia and United Kingdom operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that fluctuations in the exchange rate between the New Taiwan Dollar or the British Pound and the U.S. dollar would have a material impact on our condensed consolidated financial statements.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our CEO and CFO have concluded that, for the reasons set forth below, our disclosure controls and procedures were not adequate to ensure that all of the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

         As a result of its evaluation, management has concluded that a control deficiency identified in its disclosure controls and procedures as of March 31, 2007 constitutes a "material weaknesses" within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because management has identified a material weakness, management has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2007.

         The material weakness relates to a deficiency in the design of controls surrounding the Company's analysis of excess and obsolete inventory and lower of cost-or-market valuation. Controls designed within the Company's closing process to detect errors in the valuation of inventory did not operate effectively as they did not detect an error in the March 31, 2007 inventory valuation analysis. This deficiency in controls resulted in the Company recording an adjustment to decrease the value of inventory by a material amount in the quarter ended March 31, 2007.

         The Company has taken steps to remediate the control deficiency identified. The Company will enhance controls related to the preparation and review of the quarterly analysis of excess and obsolete inventory and lower of cost or market inventory analysis. Management has discussed these issues and remediation efforts in detail with our Audit Committee. Our CEO and our CFO believe that these remediation measures will address this material weakness and will also allow us to conclude that our disclosure controls and procedures and our internal controls over financial reporting are effective at future filing dates.

Changes in Internal Control

         Other than the changes noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
                        OTHER INFORMATION AND SIGNATURES

ITEM 1.    LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings other than the proceedings with Olympia Properties, LLC and Oplink Communications, Inc. described below nor are we aware of any material legal proceedings threatened or pending against us. From time to time, however, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously.

Olympia Properties

         In August 2006, the Company filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia Properties, LLC ("Olympia"), our former landlord at our former Colorado facility. The action arose after Olympia retained the Company's security deposit of $93,700 upon expiration of the lease, claiming that the Company contaminated the leased premises with arsenic, in violation of the lease. The Company denies that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, the Company filed suit.

         In its complaint, the Company requests that the court provide declaratory relief that the Company has not breached the lease through any act or omission, and also requests damages for breach of contract in connection with Olympia's retention of the security deposit. Further, the Company alleges additional breaches of the lease by Olympia.

         Olympia denied the Company's allegations and asserted counterclaims for breach of ten affirmative defenses. Further, Olympia asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $1.1 million. The Company denied Olympia's counterclaims. On May 10, 2007, the Company and Olympia reached an agreement to settle all claims under which the Company agreed to pay Olympia $420,000. The settlement has been included in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended March 31, 2007 and included in other accrued expenses on the condensed consolidated balance sheet as of March 31, 2007.

Oplink Communications

         The Company issued a press release on April 25, 2007, and subsequently filed a Current Report on Form 8-K on April 27, 2007, announcing that its board of directors had received a letter from Oplink indicating that Oplink has entered into a stock purchase agreement with Furukawa to purchase Furukawa's entire interest in the Company's outstanding capital stock for $1.50 per share payable in cash and stock of Oplink. Oplink's letter also proposed to purchase the Company's remaining outstanding capital stock not owned by Furukawa by means of a merger of the Company with a subsidiary of Oplink at a cash purchase price of $1.50 per share of the Company's Class A common stock, subject to Oplink's due diligence investigation and negotiation and approval of a definitive acquisition agreement. The Special Committee is currently evaluating Oplink's proposal.

         On May 4, 2007, the Company issued a press released and filed a Current Report on Form 8-K announcing that the Special Committee adopted a 30-day shareholder rights plan on May 3, 2007. Under the plan, the Special Committee has declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company's common stock held by shareholders of record as of May 14, 2007. These rights, which will expire on June 2, 2007 unless previously redeemed, exchanged or terminated, will become exercisable only under three specific conditions: the closing of Oplink's purchase of Furukawa's 58.1% ownership interest in the Company, the acquisition of more than 15% of the Company's outstanding common stock by a third party, or the acquisition of any additional shares by Furukawa or Oplink.

         On May 7, 2007, Oplink announced that it has filed an action in the Delaware Court of Chancery seeking to invalidate certain aspects of the shareholder rights plan adopted by the Special Committee. The action filed by Oplink seeks (i) a declaration that the shareholder rights plan is invalid insofar as it attempts to prevent the sale of Furukawa's shares to Oplink, (ii) an injunction preventing the Company or the Special Committee from taking further actions to implement the shareholder rights plan (including the announced distribution of rights to the Company's shareholders of record as of May 14, 2007), (iii) a declaration affirming the right of Oplink and Furukawa to proceed with their announced transaction, and (iv) other relief, including monetary damages. The Company believes the action is without merit.

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

         The fiber optic communication industry continues to face challenging market conditions. Capital spending by service providers on network infrastructure has remained substantially below pre-2001 levels. As a result, equipment manufacturers have also dramatically reduced their quarterly purchases of components and modules from our competition and us. While several service providers, including AT&T and Verizon, have announced current and planned investment in FTTH applications, which we believe could increase traffic demand on the MANs into which such FTTH infrastructure would feed, it is too early to predict the outcome of these potential FTTH roll-outs. Because visibility in the industry remains limited, we cannot provide any assurance as to the timing or extent of any increased business that we may receive as a result of these or other industry developments.

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

         The market for fiber optic modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, ExceLight Communications and its parent corporation, Sumitomo Electric, Finisar, JDSU, MRV Communications, OpNext, and Fiberxon. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address. The development of alternative solutions to fiber optic transmission needs by our competitors, particularly systems companies that also manufacture modules, such as Fujitsu and JDSU, could significantly limit our growth and harm our competitive position.

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

         We design our products for large and complex fiber optic networks, and our products must be compatible with other components of the network system, both current and future. We have experienced in the past, and may continue to experience in the future, defects in our products. Defects in our products or incompatibilities in our products may appear only when deployed in networks for an extended period of time. In addition, our products may fail to meet our customers' design specifications, or our customers may change their design specifications after the production of our product. A failure to meet our customers' design specification often results in a loss of the sale due to the length of time required to redesign the product. We may also experience defects in third party components that we incorporate into our products. We have experienced, or may experience the following due to our inability to detect or fix errors:

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

We are dependent on a limited number of suppliers, including Furukawa, for most of our key components. If these suppliers are unable or unwilling to meet our manufacturing requirements, if they raise prices of their products, or if they discontinue key components, we may experience production delays leading to delays in shipments, increased costs and cancellation of orders for our products.

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

         In the last three years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, the laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that we have given our customers in response to market conditions. As a result, our gross margins have been negatively impacted, and may be negatively impacted in the future. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, we cannot assure you that these efforts will be successful in addressing this negative impact on our gross margins. While we believe that our acquisition of OCP Asia may provide us with a second source for lasers used within certain of our products, potentially reducing our dependence on Furukawa and improving lead times and current cost structures, there can be no assurance that we will be able to achieve these benefits in the near future or at all.

         On April 23, 2007 our board of directors received a letter from Oplink indicating that Oplink has entered into a stock purchase agreement with Furukawa to purchase Furukawa's majority interest in the Company's outstanding capital stock. We are unable to predict the impact of the consummation of Oplink's purchase of Furukawa's interest in the Company on our supply relationship with Furukawa. Whether or not Oplink completes the purchase of Furukawa's shares, we cannot assure you that Furukawa will renew the Master Purchase Agreement upon its expiration on September 30, 2007 or it will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components.

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

         Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America. Sales of our products outside North America accounted for approximately 63.5% and 50.5% of our revenue for the six months ended March 31, 2007 and 2006, respectively. We expect that our sales outside of North America will continue to contribute materially to our revenue. Prior to the acquisition of OCP Asia, the Company had no foreign denominated sales. Fluctuations in the exchange rate between the New Taiwan dollars and the

United States dollars may significantly impact the financial results of the Company. We have limited experience in marketing and distributing our products internationally. One of our objectives is to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to establish or maintain international market demand for our products.

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

         As a result of the OCP Asia acquisition and our intention to move certain production to a contract manufacturer in China, a larger portion of our revenue and expenses are likely to be denominated in foreign currencies in the future. The impact in the current period was not significant. Accordingly, we may be subject to the risks of fluctuating currencies between the U.S. dollar, New Taiwan dollar and Chinese Yuan varying more significantly than it has to date. The Company may engage in currency hedging activities in an effort to cover any exposure to such fluctuations. These factors could impact our international sales or increase our costs of doing business abroad or impair our ability to expand into international markets, and therefore harm our business. Under certain circumstances, these transactions can have an adverse effect on our operating results.

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

         On August 24, 2006, we purchased 96.88% of the stock of GigaComm Corporation, now known as OCP Asia., a Taiwan-based supplier of passive optical network (PON) and fiber-to-the-home (FTTH) components. Prior to the acquisition, OCP Asia suffered recurring losses from operations that raised substantial doubt as to its ability to continue as a going concern. If we are unable to successfully integrate and manage our larger and geographically more diverse organization, reverse the recurring losses incurred by OCP Asia, or if we encounter significant delay in achieving successful integration, the impact could have a material adverse effect on us and, as a result, on the market price of our common stock.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.

         We accounted for our acquisition of OCP Asia using the purchase method of accounting. In accordance with GAAP, we allocated the total estimated purchase price to the acquired company's net tangible assets and intangible assets based upon preliminary estimates of their fair values as of the date of completion of the transaction (August 24, 2006) and recorded the excess of the purchase price over the fair values as goodwill. The goodwill was allocated solely to OCP Woodland Hills due to expected synergies associated with OCP Asia manufacturing lasers that were previously only available from Furukawa. The Company recorded a goodwill impairment charge, associated with its OCP Woodland Hills segment of $8,486,000, as a non-cash charge to continuing operations during the three months ended March 31, 2007. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangibles assets acquired in connection with the acquisition on an annual basis. We cannot assure you that we will not incur charges in the future as a result of any impairment of intangible assets, which charges may have an adverse effect on our earnings.

We may incur additional charges beyond that originally anticipated in the transition of certain manufacturing operations from California and Taiwan to SAE in China.

         In connection with the transition of certain manufacturing to SAE during fiscal 2007, we announced a proposed reduction in workforce in both the U.S. and Taiwan with anticipated charges to the statement of operations of approximately $3.2 million during fiscal 2007. These transition charges are primarily estimated severance and retention payments. These workforce reductions are not expected to take place before the summer of 2007. Should we lose a significant portion of the workforce to attrition prior to the move, our operations may be significantly impacted beyond the anticipated transition charges estimated. There is a risk that, during this period of manufacturing transition, management will not sufficiently coordinate the role of its workforce to ensure that all areas of our operations receive appropriate attention. If we are unable to manage our workforce, manufacturing capacity and scope of operations effectively, the cost and quality of our products may suffer.

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

         We incur expenses from time to time that may not generate revenue until subsequent quarters. In addition, in connection with new product introductions, we incur research and development expenses and sales and marketing expenses that are not matched with revenue until a subsequent quarter when the new product is introduced. We cannot assure you that our expenditures on manufacturing capacity will generate increased revenue in subsequent quarters or that new product introduction will generate sufficient revenue in subsequent quarters to recover our research and development expenditures. If growth in our -revenue does not outpace the increase in our expenses, our quarterly operating results may fall below expectations and cause our stock price to decline significantly.

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

         Our three founders recently left employment with the Company. In the aggregate, they beneficially own approximately 22.9 million shares of common stock, including stock options for approximately 1.9 million shares. During fiscal 2006 and the first quarter of fiscal 2007, the three co-founders sold an aggregate of approximately 6.5 million shares of our common stock. One founder, Muoi Van Tran, remains a director and Chairman of the Board of the Company. Dr. Tran beneficially owns approximately 13.3 million shares of common stock, including stock options for approximately 1.9 million shares. It is likely that the other two founders, who beneficially own approximately 9.6 million shares of common stock, will be free to sell additional shares of their common stock without being subject to volume limitation rules imposed by federal securities laws. The average daily trading volume of our common stock during fiscal 2006 was slightly over 200,000 shares. Sales by our founders in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets.

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

         Our success depends on the continued contributions of our senior management and other key research and development, sales and marketing and operations personnel, including Philip F. Otto, our President and Chief Executive Officer, Frederic T. Boyer, our Senior Vice President and Chief
Financial Officer, Dr. Liew-Chuang Chiu, our Vice President of Operations and Jacob Tarn, General Manager of OCP Asia. Competition for employees in our industry is intense. We do not have life insurance policies covering any of our executives. There can be no assurance that we will be successful in retaining such key personnel, or that we will be successful in hiring replacements or additional key personnel. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base may prevent us from executing our growth strategy.

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

         If Oplink completes its recently-announced agreement with Furukawa to purchase Furukawa's majority interest in the Company's outstanding capital stock, we may lose key personnel who may experience uncertainty about their future role with the Company and we may have difficulty attracting and retaining key management, sales, marketing and technical support personnel, which could further affect our operating results.

We have potential business conflicts of interest with Furukawa, the resolution of which may not be as favorable to us as if we were dealing with an unaffiliated third party.

         We have historically relied on Furukawa's research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future. We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement. We cannot predict how the sale of Furukawa's interest in the Company will impact our supply relationship if Oplink completes its recently announced agreement to purchase Furukawa's majority interest in the Company's outstanding capital stock. We cannot assure you that Furukawa will renew the Agreement upon its expiration on September 30, 2007 or whether it will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components.

         In the last three years, we have negotiated price reductions for the lasers we purchase from Furukawa. However, the laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that we have given our customers in response to market conditions. As a result, our gross margins have been negatively impacted, and may be negatively impacted in the future. While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, we cannot assure you that these efforts will be successful in addressing this negative impact on our gross margins. While we believe that our acquisition of OCP Asia may provide us with a second source for lasers used within certain of our products, potentially reducing our dependence on Furukawa and improving lead times and current cost structures, there can be no assurance that we will be able to achieve these benefits in the near future or at all.

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

         If Oplink completes its recently announced agreement to purchase Furukawa's majority interest in the Company's outstanding capital stock, we cannot predict how the sale of Furukawa's interest in the Company will impact these conflicts, or whether comparable conflicts will exist between us and Oplink.

Furukawa will control the outcome of stockholder voting and there may be an adverse affect on the price of our Class A common stock due to the amount of shares it holds and the disparate voting rights of our Class A common stock and our Class B common stock.

         Furukawa beneficially owns all of our outstanding shares of Class B common stock, which as of March 31, 2007 represented 93.3% voting control over all stockholder issues. The holders of our Class A common stock and Class B common stock have identical rights except that holders of our Class A common stock are entitled to one vote per share while holders of our Class B common stock are entitled to ten votes per share on matters to be voted on by stockholders. The differential in the voting rights of our Class A common stock and Class B common stock could adversely affect the price of our Class A common stock to the extent that investors or any potential future purchaser of our shares of Class A common stock give greater value to the superior voting rights of our Class B common stock. Each share of our Class B common stock will automatically convert into one share of Class A common stock if it is transferred to any entity, other than an entity controlling, controlled by or under common control with Furukawa. In addition, our Class B common stock will automatically convert into shares of our Class A common stock if the total number of outstanding shares of Class B common stock falls below 20% of total number of outstanding shares of our common stock. As long as Furukawa has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, Furukawa will be in a position to continue to control all matters affecting us, including:

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

         If Oplink completes its recently announced agreement to purchase Furukawa's interest in the Company's outstanding capital stock, Oplink will own approximately 58.1% of our outstanding Class A common stock, and will be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. We cannot predict whether, and if so, how Oplink will choose to exercise such control, or how such exercise will impact our business and financial results.

Our exploration of strategic alternatives may not be successful.

         We have a Special Committee of our board of directors that evaluates strategic alternatives. The Special Committee, which is comprised of our three independent directors, engaged Bear, Stearns & Co. Inc. to advise it in evaluating strategic alternatives, including a special dividend, share repurchase, strategic merger or sale of the Company. The Special Committee is currently evaluating Oplink's proposal to purchase the Company's remaining capital stock not owned by Furukawa.

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

         We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and report on its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of September 30, 2008. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404.

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

We expect to incur significant costs associated with the Oplink proposal and litigation, which could have a material impact on our results of operations and financial condition.

         On April 23, 2007 our board of directors received a letter from Oplink indicating that Oplink has entered into a stock purchase agreement with Furukawa to purchase Furukawa's shares of the Company's outstanding capital stock for $1.50 per share payable in cash and stock of Oplink. Oplink's letter also proposed to purchase the Company's remaining outstanding capital stock not owned by Furukawa by means of a merger of the Company with a subsidiary of Oplink at a cash purchase price of $1.50 per share of the Company's Class A common stock, subject to Oplink's due diligence investigation and negotiation and approval of a definitive acquisition agreement. The Special Committee is evaluating Oplink's proposal.

         On May 4, 2007, our Special Committee adopted a 30-day shareholder rights plan to protect the interests of the Company's minority shareholders. On May 7, 2007, Oplink filed an action in the Delaware Court of Chancery seeking to invalidate the shareholder rights plan adopted by the Special Committee.

         Oplink's proposal and consequent lawsuit could result in substantial costs to the Company and a diversion of management's attention and resources. Associated costs with Oplink's proposal and lawsuit could include, among other things, legal expenses of the Company and our Special Committee and fees of our Special Committee's investment banker and other professional advisors. Such costs and distractions could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6.        EXHIBITS

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


                                            OPTICAL COMMUNICATION PRODUCTS, INC.,
                                            a Delaware corporation

Date:     May 15, 2007                                    By:       /s/ Philip F. Otto
          -----------------------                                   -------------------------------------------------
                                                          Name:     Philip F. Otto
                                                          Title:    Chief Executive Officer and President
                                                                    (principal executive officer)

Date:     May 15, 2007                                    By:       /s/ Frederic T. Boyer
          -----------------------                                   -------------------------------------------------
                                                          Name:     Frederic T. Boyer
                                                          Title:    Chief Financial Officer (principal
                                                                    financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------
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