Form 10-Q
period 2007-06-30
OPTICAL COMMUNICATION PRODUCTS INC
filed 2007-08-20
CIK 1122668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 000-31861

OPTICAL COMMUNICATION PRODUCTS, INC.
(Exact name of registrant as specified in its charter)
Delaware	95-4344224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6101 Variel Avenue, Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

The registrant has one class of common stock authorized, Class A common stock. The holders of Class A common stock are entitled to one vote per share on matters to be voted on by stockholders.  As of August 6, 2007, there were 113,979,795 shares of Class A common stock outstanding.

OPTICAL COMMUNICATION PRODUCTS, INC.

INDEX TO FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2007 and September 30, 2006	1
	Condensed Consolidated Statements of Operations for the Three and Nine months Ended June 30, 2007 and 2006 and Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine months Ended June 30, 2007 and 2006	2
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended June 30, 2007 and 2006	3
	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4T.	Controls and Procedures	42

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	45

Item 6.	Exhibits	60

Signatures		61

PART I.
FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OPTICAL COMMUNICATION PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2007	September 30, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,017	$57,413
Marketable securities	4,996	69,523
Accounts receivable, less allowance for doubtful accounts and sales returns of $472 at June 30, 2007 and $550 at September 30, 2006	10,646	11,185
Accounts receivable from related party	48	-
Inventories	22,295	25,715
Income taxes receivable	726	1,284
Deferred income taxes	330	330
Prepaid expenses and other current assets	1,900	1,333
Assets held for sale	19,724	-

Total current assets	148,682	166,783
Property, plant and equipment, net	10,659	29,313
Marketable securities, long-term	10,540	-
Goodwill	-	8,330
Intangible assets, net	3,152	2,656
Deferred income taxes	102	207
Other assets	5,154	29

TOTAL ASSETS	$178,289	$207,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,793	$7,239
Accounts payable to related party	-	2,142
Accrued payroll related expenses	2,317	1,599
Accrued bonus	2,320	1,688
Accrued transitional costs for contract manufacturing	1,234	-
Other accrued expenses	1,625	2,595
Income taxes payable	311	180

Total current liabilities	14,600	15,443

OTHER LONG-TERM LIABILITIES	160	159
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.001 par value; 266,000,000 shares authorized, 113,979,795 and 47,424,178 shares outstanding at June 30, 2007 and September 30, 2006, respectively.	114	47
Class B common stock $0.001 par value; 66,000,000 shares authorized (prior to June 5, 2007), 66,000,000 shares issued and outstanding at September 30, 2006.	-	66
Additional paid-in capital	136,793	135,123
Accumulated other comprehensive loss	(83)	(86)
Retained earnings	26,705	56,566

Total stockholders’ equity	163,529	191,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,289	$207,318

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OPTICAL COMMUNICATION PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine months Ended June 30,
	2007	2006	2007	2006

REVENUE	$17,151	$14,913	$50,566	$51,003
COST OF REVENUE	16,019	11,557	46,809	34,965
GROSS PROFIT	1,132	3,356	3,757	16,038
OPERATING EXPENSES:
Research and development	3,155	2,521	9,044	8,280
Selling and marketing	1,506	1,203	4,262	3,705
General and administrative	5,121	1,612	13,632	5,551
Transitional costs for contract manufacturing	1,097	-	2,408	-
Impairment of goodwill	-	-	8,486	-
Total operating expenses	10,879	5,336	37,832	17,536
LOSS FROM OPERATIONS	(9,747)	(1,980)	(34,075)	(1,498)
INVESTMENT INCOME	1,312	1,601	4,296	4,349
OTHER INCOME, NET	5	101	101	239
(LOSS) INCOME BEFORE INCOME TAXES	(8,430)	(278)	(29,678)	3,090
PROVISION FOR INCOME TAXES	140	159	183	298
NET (LOSS) INCOME	$(8,570)	$(437)	$(29,861)	$2,792
BASIC (LOSS) EARNINGS PER SHARE	$(0.08)	$(0.00)	$(0.26)	$0.02
DILUTED (LOSS) EARNINGS PER SHARE	$(0.08)	$(0.00)	$(0.26)	$0.02
BASIC SHARES OUTSTANDING	113,846	113,347	113,608	113,187
DILUTED SHARES OUTSTANDING	113,846	113,347	113,608	114,040

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Nine months Ended June 30,
	2007	2006	2007	2006

NET (LOSS) INCOME	$(8,570)	$(437)	$(29,861)	$2,792
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in unrealized gains in marketable securities	4	-	4	-
Foreign currency translation adjustment	62	-	(1)	-
COMPREHENSIVE (LOSS) INCOME	$(8,504)	$(437)	$(29,858)	$2,792

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OPTICAL COMMUNICATION PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(29,861)	$2,792
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,789	2,567
Impairment of goodwill	8,486	—
Inventory write-down	5,108	969
Amortization of discount on marketable securities	(560)	(636)
Deferred income taxes	—	(651)
Stock-based compensation expense	1,311	650
Deferred income taxes	105	—
Changes in operating assets and liabilities:
Accounts receivable	486	981
Accounts receivable from related party	(48)	—
Income taxes receivable	727	(1,200)
Inventories	(2,648)	(6,911)
Prepaid expense and other current assets	(539)	(368)
Accounts payable	(612)	254
Accounts payable to related parties	(2,142)	(690)
Accrued payroll related expenses	716	377
Accrued bonuses	622	(522)
Accrued transitional costs for contract manufacturing	1,234	—
Other accrued expenses	(1,845)	(14)
Income taxes payable	132	(420)
Net cash used in operating activities	(15,539)	(2,822)
INVESTING ACTIVITIES:
Purchase of marketable securities	(58,084)	(44,379)
Maturities of marketable securities	112,635	45,000
Sale of assets to related party	—	1,000
Investment in StrataLight Communications, Inc.	(5,000)	—
Purchase of property, plant and equipment	(3,345)	(766)
Purchase of intangible assets	(450)	—
Net cash provided by investing activities	45,756	855
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and employee stock purchase plan	292	435
Net cash provided by financing activities	292	435
EFFECT OF EXCHANGE RATE CHANGES ON CASH	95	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,604	(1.532)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,413	83,975
CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,017	$82,443
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$153	$0
Cash (received) paid during the period for income taxes, net	$(731)	$2,428
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Purchase of property, plant and equipment through accounts payable	$538	$13

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATD FINANCIAL STATEMENTS

1.        GENERAL INFORMATION

The accompanying unaudited interim condensed consolidated financial statements of Optical Communication Products, Inc., a Delaware corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission’s Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements as of June 30, 2007 and for all interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended September 30, 2006. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.  The Company’s operations are primarily located in Woodland Hills, California and Hsinchu, Taiwan (through the acquisition of GigaComm Corporation (now known as OCP Asia, Inc.) in August 2006), referred to as OCP Asia throughout the rest of this document.

The Company issued a press release on April 25, 2007, and subsequently filed a Current Report on Form 8-K on April 27, 2007, announcing that our board of directors had received a letter from Oplink Communications, Inc. (“Oplink”) indicating that Oplink had entered into a stock purchase agreement with The Furukawa Electric Co., Ltd. of Japan (“Furukawa”) to purchase Furukawa’s entire interest in the Company’s outstanding capital stock for $1.50 per share payable in cash and stock of Oplink.  Oplink also proposed to purchase the Company’s outstanding capital stock not owned by Oplink (or Furukawa) by means of a merger of the Company with a subsidiary of Oplink at a cash purchase price of $1.50 per share of the Company’s Class A common stock, subject to Oplink’s due diligence investigation and negotiation and approval of a definitive acquisition agreement.  A special committee of the Company’s board of directors (the “Special Committee”), comprised of its three independent directors, evaluated Oplink’s proposal.

On May 4, 2007, the Company issued a press release and filed a Current Report on Form 8-K announcing that the Special Committee had adopted a 30-day shareholder rights plan on May 3, 2007. Under the plan, the Company declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s common stock held by shareholders of record as of May 14, 2007.  These rights expired on June 2, 2007.

On May 7, 2007, Oplink filed an action in the Delaware Court of Chancery seeking to invalidate certain aspects of the shareholder rights plan adopted by the Special Committee.  On May 9, 2007, the Company filed a motion with the Delaware Court of Chancery seeking the court to deny the motion filed by Oplink on May 7, 2007.  Oplink’s action was subsequently dismissed.

On June 5, 2007, Oplink closed its previously announced transaction with Furukawa to acquire Furukawa’s entire interest (or approximately 57.9%) in the Company’s outstanding capital stock (all of which was held as Class B common stock) for $1.50 per share, payable in cash and stock of Oplink.  Upon transfer of Furukawa’s Class B shares to Oplink, the share automatically converted into shares of Class A common stock.  As of such date, the Company became a majority-owned subsidiary of Oplink.  Separately, Oplink and the Special Committee reached an agreement in principle whereby Oplink would acquire the outstanding Company common stock not owned by Oplink (or Furukawa) for $1.65 per share in cash.

On June 19, 2007, the Company and Oplink signed a definitive merger agreement (the “Merger Agreement”) pursuant to which Oplink will acquire the Company's outstanding capital stock not owned by Oplink for $1.65 per share payable in cash. Upon completion of the merger, the Company will become a wholly owned subsidiary of Oplink.  The Company will file proxy materials with the Securities and Exchange Commission (“SEC”) and will call a special meeting of the Company’s stockholders to vote on the proposed merger. The completion of the transaction, which is expected to close by October 2007, is subject to the review and clearance of necessary filings with the SEC and the approval of holders of two-thirds of the outstanding Company shares not currently held by Oplink.

Operations–The Company operates in the following two reportable segments; (i) the design and manufacture of fiber optic components for use in metropolitan area networks (“MANs”) and local area networks (“LANs”) via its OCP Woodland Hills reporting unit and reportable segment and (ii) fiber-to-the-home (“FTTH”) network via its OCP Asia reporting unit and reportable segment.  The Company’s products consist of optical transmitters, receivers and transceivers which convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice and data traffic over public and private fiber optic networks.

Principles of Consolidation– The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany amounts and transactions have been eliminated.

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

Cash and Cash Equivalents — Cash and cash equivalents include unrestricted deposits and money market funds with an original maturity at the date of purchase of three months or less.

 Marketable Securities — Marketable securities represent United States Treasury Notes and United States Federal government debt securities with an original maturity of greater than three months.

The United States Treasury Notes are classified as held to maturity because the Company has the intent and ability to hold the securities to maturity. Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value and the amount of the write-down would be accounted for as a realized loss. Maturities on held-to-maturity marketable debt securities range from three to eleven months from the date of purchase.

The United States Federal government debt securities, which consist of Freddie Mac, Fannie Mae, Federal Home Loan Mortgages, Ginnie Mae and Government National Mortgage obligations, are classified as available for sale as the Company does not have the intent to hold the securities until maturity.  These securities are recorded at market value. Unrealized gains and losses (excluding other than-temporary impairments) are reflected in other comprehensive income until realized; realized gains and losses would be included in earnings when the underlying securities are sold.  There have been no realized gains or losses on the United States Federal government debt securities as there has been no sale of marketable securities that are available for sale.

Investments in marketable securities were as follows at June 30, 2007 and September 30, 2006 (in thousands):

Type of Security	Book/Cost	Fair Value	Unrealized Gains	Unrealized (Losses)
Held to Maturity:
United States Treasury Notes
June 30, 2007	$4,996	$4,997	$1	$—
September 30, 2006	$69,523	$69,517	$—	$(6)

Available for Sale:
United States Federal government debt securities
June 30, 2007	$10,536	$10,540	$4	$—
September 30, 2006	$—	$—	$—	$—

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

Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Assets held for sale, which include land and building, is recorded at the lower of cost or fair value (see Note 8). Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to thirty-nine years, using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or estimated useful life. Improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

Impairment of Long-Lived Assets and Goodwill — As discussed in Note 4, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the Company to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment under SFAS No. 144, if the carrying value of the asset group exceeds the expected undiscounted cash flows, the Company must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

In addition, SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that the Company review and test goodwill and indefinite lived intangible assets for impairment on at least an annual basis, rather than amortize them. The Company may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired. In testing for a potential impairment of goodwill, SFAS No. 142 requires the Company to: (1) allocate goodwill to our various business units to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value of the businesses. If the estimated fair value is less than the carrying value for a particular business unit, then the Company is required to estimate the fair value of all identifiable assets and liabilities of the business unit, in a manner similar to a purchase price allocation for an acquired business unit. This requires the identification of any previously unrecognized intangible assets. When this process is completed, the amount of goodwill impairment is determined.

Income Taxes — Income taxes are provided for taxes currently payable or refundable, and deferred income taxes are recognized for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that are more likely than not expected to be realized.

Foreign Currency Translation —  The functional currency of the Company’s foreign operations is the local currency where such operations are located, and as such, the Company’s foreign operations’ assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during each monthly period. The related translation adjustments are recorded as cumulative foreign currency translation adjustments in accumulated other comprehensive income as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, which are not material, are included in other income, net in the condensed consolidated statements of operations.

Earnings per Share — Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the treasury stock method.

Revenue Recognition — The Company generally recognizes revenue, net of sales returns and allowances, when persuasive evidence of an arrangement exits, shipment has occurred, all significant contractual obligations have been satisfied, the amount is fixed or determinable and collection is considered probable. Products are generally shipped “FOB shipping point.” In certain limited cases wherein customer acceptance must occur, the Company defers such revenue until such acceptance is obtained and all other revenue recognition criteria have been met. The Company records an allowance for sales returns based on an analysis of the history of sales returns in order to reasonably estimate the allowance.

Research and Development Costs — Costs associated with the development of new products and any sustaining engineering costs are charged to expense when incurred.

Common Stock — Prior to June 5, 2007, the Company had two classes of common stock with a par value of $0.001 per share, Class A common stock and Class B common stock. Holders of Class A common stock generally had identical rights to holders of Class B common stock, except that holders of Class A common stock were entitled to one vote per share while holders of Class B common stock were entitled to ten votes per share on matters submitted to a vote of the stockholders. As of June 5, 2007, all of the Company’s Class B common stock converted into Class A common stock such that the Company has one class of common stock designated as Class A common stock.

Fair Value of Financial Instruments — The recorded values of marketable securities, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The Company has no long-term debt at June 30, 2007.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and accounts receivable. The Company sells products and extends credit to customers, monitors its exposure to credit losses, and maintains allowances for anticipated losses. Accounts receivable from the Company’s customers with amounts greater than 10% of gross accounts receivable amounted to $1,617,000 (14.0%) and $1,345,000 (11.7%) at June 30, 2007 and $1,648,000 (14.0%) at September 30, 2006. Revenue from individual customers with amounts greater than 10% of total revenues amounted to 16.7%, 16.1%, 13.4% and 11.4% for the nine months ended June 30, 2007 and 19.6%, 14.1% and 13.0% for the nine months ended June 30, 2006. Revenue from individual customers with amounts greater than 10% of total revenues amounted to 12.6% and 10.8% for the three months ended June 30, 2007 and 12.2% for the three months ended June 30, 2006. No other individual customer represented more than 10% of total revenues.

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are its chief operating decision makers. Due to changes in the economic characteristics of the Company’s reporting units, primarily associated with negative gross margins for OCP Asia during the three months ended March 31, 2007 and those projected for the remainder of the current fiscal year, along with projected lower gross margins for OCP Asia as compared to OCP Woodland Hills for the next three years, the Company determined during the three months ended March 31, 2007 that it operates in two reportable segments: (i) the design and manufacture of fiber optic components for use in MANs and LANs (the OCP Woodland Hills reportable segment) and (ii) the FTTH network (the OCP Asia reportable segment).

Stock-Based Compensation — On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123”) which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

The Company adopted the alternative transition method described in FASB Staff Position No. FAS 123(R)-3, “Transition Election related to Accounting for the Tax Effect of Share-Based Payment Awards,” in the quarter ended September 30, 2006.  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of stock-based compensation expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of stock-based awards that were outstanding upon adoption of SFAS 123(R). The Company will limit the use of the simplified method for determining the subsequent impact on the APIC pool to employee awards that were fully vested and outstanding upon the adoption of SFAS 123(R). The Company will track individual option exercises to evaluate if they were fully vested at the adoption date. If option exercises were not fully vested, the Company will offset the related deferred tax asset against the actual tax benefit realized before applying against the APIC pool. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123(R) will be determined in accordance with the guidance in SFAS 123(R).  The adoption of FAS 123(R)-3 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement.” Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006.   The Company has adopted SAB 108 for the fiscal year ended September 30, 2007 and it did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning October 1, 2008, and the provisions of SFAS 159 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

3.        ACQUISITION OF OCP ASIA

On August 24, 2006, the Company completed the acquisition of OCP Asia (formerly GigaComm Corporation, a Taiwan corporation) pursuant to the Primary Stock Purchase agreement by and among the Company, OCP Asia, certain stockholders of OCP Asia and YEONGYI (Asia) Co., Ltd., a Taiwan corporation, as a selling stockholder and the representative of the selling stockholders (the “Selling Stockholders”).  Pursuant to the Primary Stock Purchase Agreement and additional stock purchase agreements entered into with additional holders of common stock holding shares of OCP Asia common stock, the Company acquired 96.88% of the issued and outstanding shares of OCP Asia common stock and paid consideration of approximately $18.7 million, consisting of both cash payments to stockholders of OCP Asia and the repayment of all of OCP Asia’s outstanding debt obligations (the “Acquisition”).  As a result of the transaction, OCP Asia became a subsidiary of the Company and the Company was able to expand its market presence in Asia.  This expanded presence in Asia and the potential that OCP Asia will become a second source for lasers are factors contributing to the Company recording goodwill as a result of the Acquisition.  The Company has consolidated the financial position and results of operations of OCP Asia since the date of acquisition.

The acquisition was accounted for using the purchase method of accounting.  The carrying values of OCP Asia’s assets and liabilities were adjusted to reflect the estimated fair values of the assets and liabilities as of the acquisition date to the extent of the Company’s 96.88% controlling interest.  The remaining 3.12% was accounted for at OCP Asia’s historical basis.

The acquisition price was comprised of the following (in thousands):

Purchase price	$18,704
Transaction costs	702
$19,406

Of the $19,406,000 acquisition price, $1,050,000 is held in escrow as of June 30, 2007.  Pursuant to a Settlement Agreement and Mutual General Release dated June 15, 2007, between the Company, the Selling Stockholders and TechMark Agencies USA (TechMark”), $265,000 was disbursed from escrow to TechMark in settlement of certain claims and $56,000 was disbursed from escrow to reimburse the Company for legal fees and expenses in connection with the TechMark claim. The remaining amount in escrow is to be distributed to the Selling Stockholders at the end of a contingency period of approximately one year from the date of the agreement pending resolution of any matters that may arise relating to Selling Stockholders’ indemnification provisions in the Primary Stock Purchase Agreement.

The purchase price allocation below is based on the estimated value of the inventory, fixed assets and intangible assets acquired and the related income tax impact of the purchase accounting adjustments.During the three and six months ended March 31, 2007, the purchase price allocation was adjusted to reduce the fair value of inventory by $641,000 and $1,128,000, respectively, and increase the fair value of intangible assets by $872,000.  The Company adjusted the purchase price allocation at the end of the Company’s second fiscal quarter ended March 31, 2007, including the allocation to identifiable intangible assets.  The Company does not expect that goodwill will be deductible for tax purposes.

During the three and six months ended March 31, 2007, the purchase price allocation was adjusted to reduce the fair value of inventory by $641,000 and $1,128,000, respectively, and increase the fair value of intangible assets by $872,000.  The Company adjusted the purchase price allocation at the end of the Company’s second fiscal quarter ended March 31, 2007, including the allocation to identifiable intangible assets.  The Company does not expect that goodwill will be deductible for tax purposes.

The purchase price allocation is as follows (in thousands):

Cash	$196
Accounts receivable	2,264
Inventories	3,733
Prepaids and other current assets	782
Fixed assets	7,072
Other assets	160
Intangible assets	3,100
Goodwill	8,486
Accounts payable	(4,573)
Accrued liabilities	(1,588)
Other liabilities	(226)
$19,406

The allocation of the purchase price to identifiable intangible assets, along with their respective estimated useful lives, is as follows (in thousands):

Developed technology (6.5 years)	$2,325
Customer relationships (3 years)	775
$3,100

In accordance with SFAS No. 142, goodwill is assigned to the Company’s reporting units based upon the expected benefit from the synergies of the acquisition.  The expected benefit represents the difference in the fair value of the reporting units prior to and after the acquisition.  The Company has determined that the acquisition of OCP Asia will provide cost savings to OCP Woodland Hills associated with the manufacturing of lasers.  Prior to the acquisition, the Company was solely dependent upon Furukawa for certain lasers.  The increase in fair value of the OCP Woodland Hills reporting unit before as compared to after the acquisition of OCP Asia, due to the cost savings synergies, has resulted in all of the goodwill being allocated to OCP Woodland Hills (see note 4).

The table below sets forth the changes in goodwill, which is entirely allocated to the OCP Woodland Hills segment, from September 30, 2006 to June 30, 2007 (in thousands):

Balance as of September 30, 2006	$8,330
Purchase price adjustments:
Inventories	1,128
Intangible assets	(872)
Other	(100)
8,486
Impairment of goodwill	(8,486)
Balance as of June 30, 2007	$0

4.            IMPAIRMENT OF LONG-LIVED ASSETS

As required by SFAS No. 144, the Company evaluates its long-lived assets, such as property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset might be impaired.  In addition, SFAS No. 142 requires that the Company review and test goodwill for impairment if events or changes in circumstances indicate the goodwill may be impaired. During the three months ended March, 31 2007, due to a decline in the projected gross profit margins associated with a decline in sales volume and a reduction in sale prices primarily due to market conditions and a legacy product line, the Company performed an impairment analysis, pursuant to SFAS No. 144 and SFAS No. 142.  As required, the Company first performed the required impairment analysis under SFAS No. 144 for each of the reporting units.  For purposes of estimating future cash flows from potentially impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The lowest level for which identifiable cash flows are determinable is at the reporting unit level.  The carrying value of a reporting unit is considered impaired when the anticipated undiscounted cash flow for such reporting unit is less than its carrying value.

Based upon our SFAS No. 144 impairment analysis, the Company concluded that the undiscounted cash flow over the useful life of the primary assets of OCP Asia (e.g. machinery and equipment) exceeded their carrying values.  Accordingly, there was no impairment of the long-lived assets of OCP Asia. The undiscounted cash flows over the useful life of the primary asset (machinery and equipment) of OCP Woodland Hills were less than its carrying value, including goodwill.  In accordance with SFAS No. 144, as the Company tests impairment at the reporting unit level, the asset group includes goodwill.  The Company then determined that the fair value of the OCP Woodland Hills reporting unit was less than its carrying value, including goodwill. Fair market value for OCP Woodland Hills is determined using its anticipated cash flows discounted at a rate based on its weighted average cost of capital.  Accordingly, there was impairment of the long-lived assets of OCP Woodland Hills.  Based on the Company’s SFAS No. 144 impairment analysis, the Company concluded that the entire $8,486,000 of recorded goodwill for OCP Woodland Hills was impaired.  There was no impairment of the property and equipment and intangible assets of OCP Woodland Hills.  The goodwill impairment charge was expensed as a non-cash charge to continuing operations during the three months ended March 31, 2007.

With respect to our impairment testing, the fair market value of our reporting units was estimated by utilizing forecasted discounted cash flows. Judgments and assumptions about future values are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets, the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results. Although the Company believes the judgments and assumptions used in the impairment tests are reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.

5.        TRANSITION TO CONTRACT MANUFACTURING

On November 1, 2006, the Company announced that it reached an agreement with SAE Magnetics (H.K.) Limited (SAE), a wholly-owned subsidiary of TDK Corporation, which enabled the Company to begin manufacture of certain of its product lines in China in July 2007.  The Company expects to maintain its existing manufacturing facilities but has begun reducing its manufacturing workforce in Woodland Hills, California and at OCP Asia.  In connection with this workforce reduction, the Company expects to incur transitional charges of approximately $3.4 million during the fiscal year ending September 30, 2007, which includes approximately $2.6 million for the OCP Woodland Hills reporting segment and $0.8 million for the OCP Asia reporting segment, and $0.3 million during the fiscal year ending September 30, 2008, which is attributable to the OCP Woodland Hills reporting segment. These transitional charges, which are primarily estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China which began in July 2007, are being recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 112, “Employees’ Accounting for Postemployment Benefits.”  During the three and nine months ended June 30, 2007, the Company charged $1,097,000 and $2,408,000, respectively, to transitional costs for contract manufacturing, of which $905,000 and $1,895,000 was charged by OCP Woodland Hills and $192,000 and $513,000 was charged by OCP Asia during the respective periods.  Seventeen employees have been terminated as of June 30, 2007.  The Company anticipates that the transition will be completed by June 30, 2008 and will incur approximately $1.1 million and $0.3 million in the three months ending September 30, 2007 and the fiscal year ending September 30, 2008, respectively.
The table below sets forth the activity of the liability for the transitional costs for contract manufacturing (in thousands):

	Three Months Ended June 30, 2007			Nine Months Ended June 30, 2007
	Severance & Retention	Other	Total	Severance & Retention	Other	Total
Beginning balance	$940	$11	$951	$—	$—	$—
Costs incurred and charged to expense	450	763	1,213	1,390	1,134	2,524
Costs paid	(40)	(774)	(814)	(40)	(1,134)	(1,174)
Changes in estimate	(116)		(116)	(116)	—	(116)
Ending balance	$1,234	$—	$1,234	$1,234	$—	$1,234

6.        STOCK-BASED COMPENSATION

Stock Options

The Company’s 2000 Stock Incentive Plan authorizes 22,121,680 options (increased from 12,121,680 options at the 2007 Annual Meeting of Shareholders held on January 24, 2007) for grant and provides that options may have a contractual term up to ten years and become exercisable and vest in increments.  Options vest at a rate of 25% per year or 25% after the first year with the remainder vesting incrementally over the subsequent 36 months.  Options under this plan are generally granted with the exercise price equal to the fair market value of the Company’s common stock on the date of grant.  The Company granted 40,000 and 38,000 stock options with an estimated total grant-date fair value of $36,000 and $83,000 during the three months ended June 30, 2007 and 2006, respectively, and granted 2,900,000 and 279,228 stock options with an estimated total grant-date fair value of $3,051,000 and $489,000 during the nine months ended June 30, 2007 and 2006, respectively. The Company recorded stock-based compensation related to stock options of $455,000 and $148,000 during the three months ended June 30, 2007 and 2006, respectively, and $1,129,000 and $613,000 for the nine months ended June 30, 2007 and 2006, respectively.  The Company issues new shares upon the exercise of stock options.

Under the terms of the Merger Agreement, the Company’s outstanding stock options would convert into Oplink stock options at a conversion price equal to $1.65 divided by the average closing price of Oplink’s common stock for the five trading days ending two business days prior to the close of the merger with Oplink.  In accordance with certain employment agreements with several employees, unvested stock options would become fully vested upon completion of the merger with Oplink.

Restricted Stock Awards

From time to time the Company may issue restricted stock awards and values the restricted stock at a price equal to the fair market value of the Company’s common stock on the date of grant.  The vesting is 25% per year or 1/48th per month.  During the year ended September 30, 2006, the Company issued 300,000 shares of restricted stock with an estimated total grant-date fair value of $570,500.  Of the 300,000 shares issued, 50,000 shares were issued from the 2000 Stock Incentive Plan and 250,000 shares were issued outside of the plan.

There were no restricted stock awards granted for the three and nine months ended June 30, 2007.  In June 2007, 62,500 restricted stock awards were cancelled in exchange for $103,125 to be paid the earlier of (i) January 2, 2008 or (ii) termination of services, as defined in the employment contract, of an executive officer of the Company, which was accrued during the three and nine months ended June 30, 2007.

Vesting of restricted stock awards during the nine months ended June 30, 2007 are as follows:

	Restricted Stock Awards	Weighted Average Grant- Date Fair Value Per Award
Balance as of September 30, 2006	297,916	$1.90
Restricted stock vested and issued	(3,126)	$1.91
Balance as of December 31, 2006	294,790	$1.90
Restricted stock vested and issued	(3,126)	$1.91
Balance as of March 31, 2007	291,664	$1.90
Restricted stock vested and issued	(3,126)	$1.91
Restricted stock cancelled	(62,500)	$1.90
Balance as of June 30, 2007	226,038	$1.90

During the three and nine months ended June 30, 2007, the Company recorded stock-based compensation expense related to restricted stock awards of $106,000 and $153,000, respectively. There was no compensation expense related to restricted stock during the three and nine months ended June 30, 2006 as there were no restricted stock awards until the quarter ended September 30, 2006.

Employee Stock Purchase Plan (ESPP)

The Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase a limited amount of the Company’s common stock at a 15% discount to a defined fair market value.  The stock-based compensation cost related to the ESPP was $8,000 and $14,000 for the three months ended June 30, 2007 and 2006, respectively, and was $29,000 and $37,000 and for the nine months ended June 30, 2007 and 2006, respectively.  The total stock-based compensation cost related to employee purchases of stock under the ESPP is amortized on a straight-line basis over a weighted-average period of approximately 1 year.

Valuation Assumptions

During the three and nine months ended June 30, 2007 and 2006, the Company valued employee options for compensation expense purposes at the measurement dates using the Black-Scholes pricing model with the following weighted average assumptions:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Average expected volatility	69.0%	88.2%	69.0%	88.2%
Average risk-free rate of return	4.78%	5.10%	4.66%	4.70%
Average expected life (years)	4.8	8.0	5.1	8.0

Expected Volatility:  The volatility factor utilized in the Black-Scholes valuation model was based on the Company’s historical stock prices.

Risk-free Rate of Return:  The Company based the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected life.

Expected Life:  The Company’s expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, based upon options granted with a contractual term of 10 years.  Commencing in December 2006, the Company began granting stock-based awards with a contractual term of seven years.  Since the Company has not had any historical experience associated with stock-based awards with a contractual term of seven years, the Company estimated the expected life of each stock option granted in the three months ended June 30, 2007 using the short-cut method permissible under SAB 107, which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration. This method is available for options granted prior to December 31, 2007.

Estimating Forfeitures:  The Company uses historical forfeiture experience to derive an estimated rate of forfeiture.  Compensation expense for any period, as derived using the Black-Scholes valuation model, is adjusted based on this estimated rate of forfeiture.

Non-Vested Options

As of June 30, 2007, there was approximately $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be substantially amortized by June 30, 2011.  The total cost is expected to be recognized over a weighted-average period of 3.3 years.

Stock Option Activity

Stock option activity for the three and nine months ended June 30, 2007 and options available for future grant at June 30, 2007 are as follows:

	Options Available for Future Grant	Number of Options	Exercise Price per Option	Weighted Average Exercise Price

Balance as of September 30, 2006	4,851,084	8,496,512	$0.19 to $17.38	$ 8.01
Options granted	(1,180,000)	1,180,000	1.65 to 2.12	2.00
Options exercised		(39,670)	0.97 to 1.83	0.98
Options forfeited	157,792	(157,792)	0.90 to 3.10	2.17
Options canceled	1,541,388	(1,541,388)	1.08 to 17.38	11.68
Balance as of December 31, 2006	5,370,264	7,937,662	0.19 to 17.38	6.56
Options authorized	10,000,000
Options granted	(1,680,000)	1,680,000	1.37 to 1.60	1.86
Options exercised		(182,250)	0.19 to 0.97	0.44
Options forfeited	167,855	(167,855)	1.08 to 11.00	2.05
Options canceled	1,268,660	(1,268,660)	1.08 to 17.38	11.53
Balance as of March 31, 2007	15,126,779	7,998,897	0.19 to 17.38	5.02
Options granted	(40,000)	40,000	1.37 to 1.57	1.49
Options exercised*		(272,250)	0.19 to 1.20	0.39
Options forfeited	150,705	(150,705)	1.83 to 3.10	1.72
Options canceled	51,485	(51,485)	1.81 to 11.00	3.73
Balance as of June 30, 2007	15,288,969	7,564,457	$0.19 to $17.38	$5.23

*The intrinsic value of options exercised during the three and nine months ended June 30, 2007 was approximately $32,000 and $104,000, respectively, and was approximately $23,000 and $265,000, respectively, for the three and nine months ended June 30, 2006.

The following table summarizes information regarding options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.19 – $1.60*	621,607	4.6	$1.03	424,107	3.6	$0.82
$1.62 – $3.47	4,481,269	7.0	$2.04	571,011	4.7	$2.33
$3.64 – $9.72	55,880	4.6	$7.16	52,880	4.5	$7.36
$11.00 – $11.12	1,948,615	1.2	$11.00	1,948,615	1.2	$11.00
$17.38 – $17.38	457,086	0.6	$17.38	457,086	0.6	$17.36

	7,564,457	4.9	$5.23	3,453,699	2.1	$9.11

* The aggregate intrinsic value of options outstanding and exercisable was approximately $358,000 and $333,000 at June 30, 2007, respectively.  The aggregate intrinsic value of options outstanding and exercisable was approximately $1,409,000 and $1,261,000, respectively, at June 30, 2006.

               The number of stock options that are vested or expected to vest at June 30, 2007 is 6,666,667 with a weighted average exercise price per share of $5.67 and a weighted averaged remaining contractual term of 2.7 years.  The aggregate intrinsic value of the stock options vested or expected to vest at June 30, 2007 is $353,000.

The weighted average estimated fair value of options granted in the three and nine months ended June 30, 2007 was $0.89 and $1.02, respectively.   The weighted average estimated fair value of options granted in the three and nine months ended June 30, 2006 was $2.19 and $1.82, respectively.  The total numbers of shares exercisable were 3,453,699 and 6,480,431 as of June 30, 2007 and 2006, respectively.

ESPP Activity

                There were a total of 22,790 and 49,499 shares of the Company’s common stock issued at a weighted average purchase price of $1.27 and $1.36 pursuant to the employee stock purchase plan during the three and nine months ended June 30, 2007, respectively.  The weighted average fair value per share of the shares issued was $2.15 and $1.83 for the three and nine months ended June 30, 2007, respectively.  There were a total of 26,419 and 59,436 shares of the Company’s common stock issued at a weighted average purchase price of $1.42 and $1.41 pursuant to the employee stock purchase plan during the three and nine months ended June 30, 2006, respectively.  The weighted average fair value of the shares issued were $2.43 and $2.17 for the respective periods ended June 30, 2006.  On May 3, 2007, the Company’s stockholders approved an increase in the number of shares available under the plan by 300,000 shares.  There are a total of 322,818 shares available for future issuance under the plan at June 30, 2007.

7.        INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2007	2006
Raw materials	$14,456	$15,394
Work-in-process	5,028	4,929
Finished goods	2,811	5,392
Total inventories	$22,295	$25,715

Inventory written down to net realizable value for the three months ended June 30, 2007 and 2006 was $561,000 and $145,000, respectively, and $4,301,000 and $969,000 for the nine months ended June 30, 2007 and 2006, respectively.

8.        ASSETS HELD FOR SALE

As the Company is transitioning a portion of its manufacturing to China (see note 5), it will have excess space in its Woodland Hills, California facility, which is included in the OCP Woodland Hills reporting segment.  In addition, the Company has decided it is appropriate to sell the facility to generate additional cash.  Accordingly, on April 25, 2007, the Company’s board of directors approved resolutions to market and sell the Company’s land and building located in Woodland Hills, California and formed a real estate special committee of the board of directors to oversee the disposition of the land and building and to approve the final purchase offer and related agreements.

On May 16, 2007, the Company entered into an exclusive sales listing agreement with a real estate advisory firm to market and sell its corporate property.  The carrying value of the land and building as of June 30, 2007 is approximately $19.7 million.  The appraised value of the land and building exceeds its carrying value.  The Company expects to sell the property for cash within the next twelve months and has classified the assets held for sale as a current asset.

9.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	June 30, 2007	September 30, 2006	Useful Lives

Land	$—	$6,729
Buildings and improvements	—	15,311	39 years
Machinery and equipment	25,062	23,151	5 years
Computer hardware and software	2,299	1,591	3 years
Furniture and fixtures	478	467	5 years
Leasehold improvements	197	350	9 years
Construction in process	1,105	222
	29,141	47,821
Less accumulated depreciation	(18,482)	(18,508)
	$10,659	$29,313

Depreciation and amortization expense for property, plant and equipment for the three months ended June 30, 2007 and 2006 was $1,012,000 and $629,000, respectively, and $2,966,000 and $2,242,000 for the nine months ended June 30, 2007 and 2006, respectively.

10.           INTANGIBLE ASSETS

The following table sets forth intangible assets by major asset class (in thousands):

			Weighted Average
	June 30, 2007	September 30, 2006	Amortization Period
			(Years from inception)

Patents	950	950	5.0
Accumulated amortization	(887)	(744)
Acquired and developed technology	3,991	2,572	5.8
Accumulated amortization	(1,461)	(970)
Customer relationships	775	678	3.0
Accumulated amortization	(216)	(19)
Tradename	-	194
Accumulated amortization	-	(5)

Total intangible assets, net	$ 3,152	$ 2,656

Aggregate amortization expense related to intangible assets was $276,000 and $108,000 for the three months ended June 30, 2007 and 2006, respectively, and $823,000 and $325,000 for the nine months ended June 30, 2007 and 2006, respectively.  Amortization expense for the three and nine months ended June 30, 2007 includes $135,000 and $465,000, respectively, of amortization attributable to intangible assets acquired in the OCP Asia acquisition.

Following is a summary of future amortization expense in each of the next five fiscal years and thereafter (in thousands):

Remaining three months fiscal 2007	296
2008	788
2009	752
2010	433
2011	353
Thereafter	530

$ 3,152

11.           OTHER ASSETS

On April 12, 2007, the Company purchased a minority interest in StrataLight Communications, Inc. (“StrataLight”) for $5.0 million   StrataLight is engaged in the commercial deployment of ultra high capacity optical transmission sub-systems with line rates in excess of 40Gbps.  The minority interest is accounted for under the cost method in accordance with Accounting Principles Board Opinion No. 18 because the Company cannot exercise significant influence over the operations and management of StrataLight and is included in other assets on the condensed consolidated balance sheet as of June 30, 2007.  Subsequent to June 30, 2007, the Company and StrataLight entered into an option agreement whereby StrataLight may elect to repurchase all of the Company’s equity interest in StrataLight (see note 16).

12.           (LOSS) EARNINGS PER SHARE

The following is a calculation of basic and diluted (loss) earnings per share (“EPS”):

	Three Months Ended June 30,		Nine months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

BASIC EPS COMPUTATION: Net (loss) income applicable to common stock	$(8,570)	$(437)	$(29,861)	$2,792
Weighted average common shares outstanding	113,846	113,347	113,608	113,187
Basic (loss) earnings per share	$(0.08)	$(0.00)	$(0.26)	$0.02

DILUTED EPS COMPUTATION: Net (loss) income applicable to common stock	$(8,570)	$(437)	$(29,861)	$2,792
Weighted average common shares outstanding	113,846	113,347	113,608	113,187
Effect of dilutive securities: Common stock options	—	—	—	853
Diluted weighted average shares outstanding	113,846	113,347	113,608	114,040
Diluted (loss) earnings per share	$(0.08)	$(0.00)	$(0.26)	$0.02

            The basic (loss) earnings per share are computed using the weighted average number of common shares outstanding.  For purposes of computing basic (loss) earnings per share, shares of restricted stock which are subject to vesting provisions are not considered outstanding until they are vested.  As of June 30, 2007, 226,038 shares of non-vested restricted stock were outstanding. Diluted loss per share is also computed without consideration to potentially dilutive instruments because the Company incurred losses during the three and nine months ended June 30, 2007 and the three months ended June 30, 2006 which would make these instruments antidilutive.  The weighted average diluted common shares outstanding for the three and nine months ended June 30, 2007 excludes the antidilutive effect of 7,544,600 and 6,535,337 options, respectively.  The weighted average diluted common shares outstanding for the three and nine months ended June 30, 2006 excludes the dilutive effect of 6,239,877 and 6,233,849 options, respectively.  The options are excluded when the options have an exercise price in excess of the average market value of the Company’s common stock during the period or as a result of the Company’s net loss.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company has operating leases for certain facilities.  Lease payments are made monthly.  The Company’s leases are renewable monthly, semiannually, annually or for five years.  Rent expense for these leases for the three months ended June 30, 2007 and 2006 was $351,000 and $46,000, respectively, and for the nine months ended June 30, 2007 and 2006 was $1,071,000 and $259,000, respectively.  Rental expense for the three and nine months ended June 30, 2007 includes $304,000 and $933,000 rental expense, respectively, attributable to the Company’s OCP Asia facility.

The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at June 30, 2007 (in thousands):

Three months ending September 30, 2007	$ 331
2008	1,208
2009	1,031
2010	85
2011	71

Total minimum lease payments	$ 2,726

Retention Agreements– In connection with the announcement by Oplink that it had entered into a stock purchase agreement with Furukawa to purchase Furukawa’s entire interest in the Company (see Note 1), the Company entered into agreements (“Retention Agreements”) with some of its employees to retain their services through January 2, 2008.  The amounts to be paid under the Retention Agreements are contingent upon (i) Oplink’s acquisition of Furukawa’s interest in the Company, which occurred on June 19, 2007, and (ii) Oplink’s acquisition of at least 90% of the Company’s outstanding common stock prior to January 2, 2008.  In addition, such employees must remain an employee of the Company until January 2, 2008 unless terminated by the Company for reason other than for cause, as defined in the Retention Agreements.  As of June 30, 2007, the Company had recorded an obligation of $307,000 and may incur a total obligation of $2,291,000 if all of the above conditions are met.

Legal Proceedings - In August 2006, the Company filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia Properties, LLC (“Olympia”), the former landlord of the Company’s former Colorado facility.  The action arose after Olympia retained the Company’s security deposit of $93,700 upon expiration of the lease, claiming that the Company contaminated the leased premises with arsenic, in violation of the lease.  The Company denied that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, the Company filed suit.

In its complaint, the Company requested that the court provide declaratory relief that the Company has not breached the lease through any act or omission, and also requested damages for breach of contract in connection with Olympia’s retention of the security deposit.  Further, the Company alleged additional breaches of the lease by Olympia.

Olympia denied the Company’s allegations and asserted counterclaims for breach of ten affirmative defenses.  Further, Olympia asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $1.1 million.  The Company denied Olympia’s counterclaims.  On May 10, 2007, the Company and Olympia reached an agreement to settle all claims under which the Company agreed to pay Olympia $420,000.  The amount was paid in June 2007.  The settlement has been included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2007 and for the nine months ended June 30, 2007.

Purchase Commitments – As of June 30, 2007, the Company has entered into purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $8.2 million.

Warranty Accruals – The Company provides a standard warranty of its products from defects in materials and workmanship.  The standard warranty is limited to repair or replacement, at the Company’s option, of defective items authorized for return within one year from the date of the sale.  The table below sets forth the activity of the Company’s warranty reserve (in thousands), which is included in other accrued expenses in the accompanying consolidated balance sheets:

	Three Months Ended June 30,		Nine months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$36	$15	$26	$14
Additions (reductions) charged to expense	(19)	27	(2)	44
Deductions	(2)	(9)	(9)	(25)
Balance at end of period	$15	$33	$15	$33

14.	RELATED PARTY TRANSACTIONS

The Company became a majority-owned subsidiary of Oplink as of June 5, 2007.  Prior to June 5, 2007, the Company was a majority-owned subsidiary of Furukawa.  Two members of the Company’s current board of directors are Oplink executives and three other members of the Company’s current board of directors are directors of Oplink.  The Company’s related party transactions occur between itself and Furukawa-owned subsidiaries and affiliates through June 5, 2007 and with Oplink subsequent to June 5, 2007.

The Company sells fiber optic components to Furukawa and Oplink and purchases raw materials from Furukawa in the regular course of business.  Sales of fiber optic modules to related parties amounted to $58,000 and $22,000 for the three months ended June 30, 2007 and 2006, respectively, and $65,000 and $52,000 for the nine months ended June 30, 2007 and 2006, respectively.  Purchases of raw materials from Furukawa amounted to $2,897,000 and $8,747,000 for the three months ended June 30, 2007 and 2006, respectively, and $8,315,000 and $18,317,000 for the nine months ended June 30, 2007 and 2006, respectively.  Accounts receivable due from Oplink were $48,000 at June 30, 2007. There were no accounts receivable due from Furukawa at September 30, 2006.  There were no accounts payable to any related party at June 30, 2007.  Accounts payable to Furukawa was $2,142,000 at September 30, 2006.  No management fees were paid in the three and nine months ended June 30, 2007 and 2006, respectively.

15.	SEGMENT INFORMATION

The Company’s CEO and CFO are its chief operating decision makers.  Prior to the quarter ended March 31, 2007, the Company operated as one reportable segment.  The Company’s CEO and CFO determined that due to changes in the economic characteristics of its OCP Woodland Hills and OCP Asia operations, primarily associated with negative gross margins for OCP Asia during the three and six months ended March 31, 2007 and those projected for the remainder of the current fiscal year, along with projected lower gross margins for OCP Asia as compared to OCP Woodland Hills for the next three years, that the Company operates in two reportable segments – the design and manufacture of fiber optic modules for use in MANs and LANs (the OCP Woodland Hills reportable segment) and FTTH networks (the OCP Asia reportable segment).

The following table sets forth statement of operations information by reportable segment (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

REVENUE:
OCP Woodland Hills	$14,060	$14,913	$42,115	$51,003
OCP Asia	3,391	—	8,853	—
Less inter-segment revenue	(300)	—	(402)	—
Total Revenue	$17,151	$14,913	$50,566	$51,003

GROSS PROFIT:
OCP Woodland Hills	$2,783	$3,356	$7,199	$16,038
OCP Asia	(1,651)	—	(3,435)	—
Less inter-segment gross profit	—	—	(7)	—
Total gross profit	$1,132	$3,356	$3,757	$16,038

LOSS FROM OPERATIONS:
OCP Woodland Hills	$(6,483)	$(1,980)	$(26,740)	$(1,498)
OCP Asia	(3,264)	—	(7,335)	—
Total loss from operations	$(9,747)	$(1,980)	$(34,075)	$(1,498)

INVESTMENT INCOME – OCP Woodland Hills	1,312	1,601	4,296	4,349
OTHER INCOME:
OCP Woodland Hills	(4)	101	29	239
OCP Asia	9	—	72	—
Total other income	1,317	1,702	4,397	4,588
(LOSS) INCOME BEFORE INCOME TAXES:
OCP Woodland Hills	(5,175)	(278)	(22,415)	3,090
OCP Asia	(3,255)	—	(7,263)	—
Total (loss) income before income taxes	(8,430)	(278)	(29,678)	3,090
PROVISION FOR INCOME TAXES – OCP Woodland Hills	140	159	183	298
NET (LOSS) INCOME:
OCP Woodland Hills	(5,315)	(437)	(22,598)	2,792
OCP Asia	(3,255)	—	(7,263)	—
Total net (loss) income	$(8,570)	$(437)	$(29,861)	$2,792

The following table represents depreciation and amortization by reportable segment (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

DEPRECIATION AND AMORTIZATION:
OCP Woodland Hills	$640	$737	$1,906	$2,567
OCP Asia	648	—	1,883	—
Total depreciation and amortization	$1,288	$737	$3,789	$2,567

Included in loss from operations for the nine months ended June 30, 2007 is $8,486,000 of goodwill impairment charges associated with OCP Woodland Hills.

The following table represents total assets by reportable segment (dollars in thousands):

	June 30,	September 30,
	2007	2006
OCP Woodland Hills	$162,329	$180,792
OCP Asia	15,960	26,526
	$178,289	$207,318

16.	SUBSEQUENT EVENT

On July 13, 2007, the Company and StrataLight entered into an option agreement whereby StrataLight may elect to repurchase all of the Company’s equity interest in StrataLight for an aggregate purchase price of $5,000,000 plus the cumulative dividends through the date of the repurchase.  The option agreement requires that, if StrataLight exercises its option, the repurchase must be completed by August 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to such condensed consolidated financial statements included elsewhere in this Report.  The following discussion contains forward-looking statements that involve risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may” or similar expressions are intended to identify forward-looking statements.  The statements are based on current expectations and actual results could differ materially from those discussed herein.  Factors that could cause or contribute to the differences are discussed below in this Report under “Risk Factors” and elsewhere in this Report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended September 30, 2006.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement.” Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.  The Company has adopted SAB 108 for the fiscal year ended September 30, 2007 and it did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning October 1, 2008, and the provisions of SFAS 159 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, valuation of inventory, long-lived assets, SFAS 123(R) fair value calculations for stock-based compensation, income taxes and loss contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts and sales returns, was $10.7 million as of June 30, 2007 as compared to $11.2 million as of September 30, 2006.  The allowance for doubtful accounts and sales returns as of June 30, 2007 was $472,000 as compared to $550,000 as of September 30, 2006.  The allowance is based on our assessment of the collectability of customer accounts and potential returns.  We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, current economic conditions that may affect a customer’s ability to pay and historical customer returns.  If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if actual future customer returns were to be higher from our expectations, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operations.

Inventory Write-Downs

Our inventory balance was $22.3 million as of June 30, 2007 as compared to $25.7 million as of September 30, 2006.  We estimate the excess and obsolete inventory primarily through reference to historical usage and future demand forecasts.  We operate in a highly volatile industry with high and unpredictable rates of inventory obsolescence. At the point of write down to net realizable value, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected.

Long-Lived Assets

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires us to monitor and evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  If the carrying amount of a long-lived asset exceeds the expected future cash flows (undiscounted and without interest charges) from the use of the asset, the Company recognizes an impairment loss in the amount of the difference between the carrying amount and the fair value of the asset.  For purposes of estimating future cash flows from potentially impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The lowest level for which identifiable cash flows are determinable is at the reporting unit level.  Our long-lived assets subject to impairment are our property, plant and equipment and certain intangible assets that had net carrying values of $10.7 million and $3.2 million, respectively, at June 30, 2007.  Assumptions used in determining whether our long-lived assets are impaired include estimating if the undiscounted future cash flows will be sufficient to recover the value of our long-lived assets.  However, such estimates of future cash flows are subject to change because the underlying assumptions, such as revenues and expenses, are based on projections that may differ from actual future results.  Should our estimates of future undiscounted cash flows indicate that the carrying value of our long-lived assets may not be recoverable, the Company would be required to determine the fair value of those assets and record a loss for the difference, if any, between the carrying value and the fair value of those assets.  Based upon our impairment analysis performed during the quarter ended March 31, 2007 (see Note 4 to the condensed consolidated financial statements included in Item 1 of this document), the Company determined that the goodwill allocated to the OCP Woodland Hills reporting unit was fully impaired and recorded an impairment charge of $8.5 million as a non-cash charge to continuing operations.

Stock-Based Compensation

During the three and nine months ended June 30, 2007, the Company recorded stock-based compensation expense of $570,000 and $1,311,000, respectively, in accordance with SFAS 123(R), adopted on October 1, 2005.  The current period stock-based compensation recognized is based on the amortization of the fair value of stock options on their date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility.  In addition, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.  These assumptions represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that depicted above.

Income Taxes

The provisions of SFAS No. 109 “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred income tax asset will not be realized.  During the fiscal year ended September 30, 2006, the Company released valuation allowance to the extent of our current period estimated federal income taxes payable as it was considered more likely than not that a portion of our deferred income tax assets attributable to federal credits and federal book-tax differences would be realized.  The Company expects that income taxes payable for fiscal 2007 will be attributable only to foreign taxes payable and that there will be no liability and no release of valuation allowance related to Federal or state income taxes.  The Company expects to maintain the remaining valuation allowance until sufficient evidence exists, in the form of sustained profitability, to support reversal of the valuation allowance on all deferred tax assets.

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

Oplink beneficially owns 57.9% of our outstanding common stock as of June 30, 2007.  Since our inception, we have purchased substantially all of our lasers and the majority of our other fiber optic components from Furukawa, which prior to June 5, 2007, beneficially owned all of our outstanding Class

B common stock.  We have relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products.  We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement which we entered into with Furukawa on October 1, 2003.  This Agreement automatically renews each year on October 1st unless it is terminated upon written notice by either Furukawa or us prior to renewal.

In the last three years, we have negotiated price reductions for the lasers we purchase from Furukawa.  However, the laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that we have given our customers in response to market conditions.  As a result, our gross margins have been negatively impacted, and may be negatively impacted in the future.  While we continue to negotiate with Furukawa with respect to the pricing of the lasers we purchase from them, there can be no assurance that these efforts will be successful in addressing this negative impact on our gross margins.  While we believe that our acquisition of OCP Asia has begun to provide us with a second source for lasers used within certain of our products, reducing our dependence on Furukawa and improving lead times and current cost structures, there can be no assurance that we will be able to achieve these benefits in the near future or at all.

We operate in the following two reportable segments: (i) the design and manufacture of fiber optic components for use in MANs and LANs (the OCP Woodland Hills reportable segment) and (ii) the FTTH network (the OCP Asia reportable segment).  We sell our products to communication equipment manufacturers or CEMs, their contract manufacturers or CMs, who incorporate them into systems they assemble for CEMs and to distributors.  We define our customers as CEMs who have purchased our products directly or indirectly through CMs and distributors.  Revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is determinable; (c) collectibility is reasonably assured; and (d) delivery has occurred. Delivery generally occurs when the title and the risks and rewards of ownership has substantially been transferred to the customer. The history of sales returns is analyzed in order to reasonably estimate and record an allowance for sales returns.  A small number of end customers have historically accounted for a significant portion of our total revenue.  Our 10 largest customers accounted for approximately 74.6% and 70.2% of our total revenue for the nine months ended June 30, 2007 and 2006, respectively with Alcatel, Huawei Technologies, Cisco Systems and Tachibana (including sales to each of their contract manufacturers) accounting for approximately 16.7%, 16.1%, 13.4% and 11.4% of our total revenue, respectively, for the nine months ended June 30, 2007.  Alcatel, Cisco Systems and Huawei Technologies (including sales to each of their contract manufacturers) accounted for approximately 19.6%, 14.1% and 13.0% of our total revenue, respectively, for the nine months ended June 30, 2006.  No other customer accounted for more than 10.0% of our total revenue for the nine months ended June 30, 2007 and 2006. We expect that significant customer concentration will continue for the foreseeable future.  Our sales are made on a purchase order basis rather than by long-term purchase commitments.  Our customers may cancel or defer purchase orders without penalty on short notice.

In October 1999, Methode Electronics, Inc. filed a lawsuit against Infineon Technologies Corporation and us seeking unspecified damages, including monetary damages, injunctive relief, attorneys’ fees and costs arising from our alleged infringement of some of the claims contained in patents assigned to Methode, including patents relating to our 1x9 pin configuration products.  After Methode initiated the lawsuit, it assigned to Stratos Lightwave, Inc., a Methode spin-off, all of Methode’s rights, title and interest in the patent at issue.  The court subsequently added Stratos as a plaintiff to the lawsuit.  On April 12, 2002, we resolved our patent infringement litigation with Stratos.  The settlement resolved all claims in the lawsuit among us and Stratos.  As part of the settlement, we entered into a five-year license agreement with Stratos covering Stratos’ portfolio of optoelectronic transceiver patents.  In consideration of the license agreement, we were required to pay a total of $2 million over the license term, which was fully paid in April 2007.  On April 12, 2007, we extended the license agreement such that it became coterminous with the expiration of the licensed patents for a total payment of $450,000, which we made in April 2007.  Our optoelectronic products covered by this license include our 1x9, GBIC, small form factor (SFF) and small form-factor pluggable (SFP) product families.

The Company acquired OCP Asia on August 24, 2006 (see Note 3 to the condensed consolidated financial statements contained in Part I of this document). OCP Asia was founded in 2000, has its headquarters and manufacturing facilities in the Hsinchu Science-Based Industrial Park in Taiwan, ROC, and has approximately 290 employees. OCP Asia is currently a leading supplier of FTTH modules in Japan, which is presently the world’s largest FTTH market. OCP Asia’s results of operations are included in the Company’s condensed consolidated statements of operations for the three and nine months ended June 30, 2007.

The average selling prices of our products generally decrease as the products mature from factors such as increased competition, the introduction of new products, increased unit volumes, and price reductions required by our customers.  We anticipate that average selling prices of our existing products will continue to decline in future periods although the timing and degree of the declines cannot be predicted with any certainty.  We must continue to develop and introduce new products that incorporate features that can be sold at higher average selling prices on a timely basis.

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

General and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for our administrative, finance and human resources personnel, professional fees and other corporate expenses.  Our professional fees include fees associated with the proposed merger with Oplink, litigation and accounting and consulting fees associated with several finance and accounting projects, including our compliance with regulations associated with the Sarbanes-Oxley legislation.  As a result, our general and administrative expenses in fiscal 2007 will exceed those incurred in fiscal 2006.

Transitional costs for contract manufacturing consist primarily of accruals for severance and retention benefits related to planned workforce reductions, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China which began in July 2007.

The Company recorded a goodwill impairment charge, associated with its OCP Woodland Hills segment, of $8.5 million as a non-cash charge to continuing operations during the three months ended March 31, 2007.

Results of Operations – Comparison of Three Months Ended June 30, 2007 and 2006

The following management discussion and analysis refers to and analyzes our results of operations into two segments as defined by our management.  These two segments are our OCP Woodland Hills and OCP Asia segments.

The following table sets forth statement of operations data and percentage of change for the three months ended June 30, 3007 and 2006 (dollars in thousands):

	Three Months Ended June 30,				Increase / Decrease	%
	2007		2006			Change

REVENUE	$17,151	100.0%	$14,913	100.0%	$2,238	15.0%
COST OF REVENUE	16,019	93.4%	11,557	77.5%	4,462	38.6%
GROSS PROFIT	1,132	6.6%	3,356	22.5%	(2,224)	(66.3)%
OPERATING EXPENSES:
Research and development	3,155	18.4%	2,521	16.9%	634	25.2%
Selling and marketing	1,506	8.8%	1,203	8.1%	303	25.2%
General and administrative	5,121	29.8%	1,612	10.8%	3,509	217.7%
Transitional costs for contract manufacturing	1,097	6.4%	—	—	1,097	—
Total operating expenses	10,879	63.4%	5,336	35.8%	5,543	103.9%
LOSS FROM OPERATIONS	(9,747)	(56.8)%	(1,980)	(13.3)%	(7,767)	(392.3)%
INVESTMENT INCOME	1,312	7.7%	1,601	10.7%	(289)	(18.1)%
OTHER INCOME, NET	5	0.0%	101	0.7%	(96)	(95.1)%
LOSS BEFORE INCOME TAXES	(8,430)	(49.1)%	(278)	(1.9)%	(8,152)	(2,932.4)%
PROVISION FOR INCOME TAXES	140	(0.9)%	159	1.0%	(19)	(12.0)%
NET LOSS	$(8,570)	(50.0)%	$(437)	(2.9)%	$(8,133)	(1,861.1)%

Revenues

	Three Months Ended June 30,
	2007		2006
	(Dollars in thousands)
OCP Woodland Hills	$14,060		$14,913
OCP Asia	3,391		—
	17,451		14,913
Less inter-segment revenues	(300)		—
Total Revenues	$17,151		$14,913
Percentage Increase		15.0%

Revenues increased $2,238,000 or 15.0% during the comparable quarters.  OCP Woodland Hills revenues decreased by $853,000 or 5.7 % offset by the inclusion of $3,391,000 in revenues from OCP Asia during the three months ended June 30, 2007.  The decrease in revenues, excluding the revenues from OCP Asia, was primarily due to an approximate 8.7% reduction in unit sales offset by a 3.3% increase in average sales prices.  The increase in the average sales prices is primarily attributable to changes in product mix associated with customers purchasing specific parts which have higher unit prices in the three months ended June 30, 2007 which differed from specific parts purchased in the three months ended June 30, 2006.  While average sales prices increased in the current quarter, future customer price reductions and changes in product mix may result in lower average sales prices.  The most significant product decrease in absolute dollars for OCP Woodland Hills was in Transceivers.

The following table sets forth revenue attributable to each of our product groups as a percentage of revenues for the periods presented.

	Three Months Ended June 30,
	2007	2006
Transceivers	88.7%	88.3%
Transmitters	6.0%	5.7%
Receivers	4.3%	5.5%
Other	1.0%	0.5%
	100.0%	100.0%

Gross Profit (Loss)

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Gross Profit (Loss)
OCP Woodland Hills	$2,783	$3,356
OCP Asia	(1,651)	—
Total Gross Profit (Loss)	$1,132	$3,356
Gross Margin
OCP Woodland Hills	19.8%	22.5%
OCP Asia	(48.7)%	—
Total Gross Margin	6.6%	22.5%

Cost of revenue increased 38.6% to $16,019,000 in the three months ended June 30, 2007 from $11,557,000 in the three months ended June 30, 2006. Cost of revenue attributable to OCP Woodland Hills and OCP Asia were $11,277,000 and $5,042,000, respectively, in the three months ended June 30, 2007.  The gross margins for OCP Woodland Hills and OCP Asia were 19.8% and (48.9)%, respectively, for the three months ended June 30, 2007. The gross margin for OCP Woodland Hills was 22.5% for the three months ended June 30, 2006.  Gross profit and gross margins at OCP Woodland Hills decreased during the current quarter due to a 8.7% reduction in units shipped offset by a change in product mix, resulting in a 3.3% increase in average selling prices.  OCP Woodland Hills also wrote down inventory by $520,000 during the three months ended June 30, 2007 primarily due to excess and obsolete inventory on hand due to lower projected usage and taking additional lower of cost-or-market reserves of $682,000 due to price reductions granted as a result of continuing pricing pressures in the market.  In addition, gross margins were positively impacted due to the usage of previously written down inventory of $590,000 during the three months ended June 30, 2007 compared to approximately $400,000 in the three months ended June 30, 2006.  The negative gross margins for OCP Asia is primarily attributable to competitive pricing pressures, $628,000 associated with excess manufacturing capacity and labor and $301,000 of retention bonus accruals.  Stock-based compensation expense charged to manufacturing overhead was $54,000 and $15,000 for the three months ended June 30, 2007 and 2006, respectively.  The above items will continue to impact gross profit and margins in the future.

Research and Development (R&D)

	Three Months Ended June 30,
	2007		2006
	(Dollars in thousands)
OCP Woodland Hills	$2,462		$2,521
OCP Asia	693		—
Total Research and Development	$3,155		$2,521
Percentage Increase		25.2%

Research and development expense increased $634,000 to $3,154,000 in the three months ended June 30, 2007 from $2,521,000 in the three months ended June 30, 2006.  Research and development expense attributable to OCP Asia for the three months ended June 30, 2007 was $693,000.  Research and development expense for OCP Woodland Hills did not materially change on a comparable quarterly basis.  Stock-based compensation expense charged to research and development expenses was $87,000 and $60,000 for the three months ended June 30, 2007 and 2006, respectively.  We believe that continued investment in research and development is critical to our future success and these expenses may increase in absolute dollars in the future.

Sales and Marketing

	Three Months Ended June 30,
	2007		2006
	(Dollars in thousands)
OCP Woodland Hills	$1,265		$1,203
OCP Asia	241		—
Total Sales and Marketing	$1,506		$1,203
Percentage Increase		25.2%

Sales and marketing expenses increased $303,000 in the three months ended June 30, 2007 from the three months ended June 30, 2006.  Sales and marketing expenses attributable to OCP Asia in the three months ended June 30, 2007 were $241,000.  Sales and marketing expense for OCP Woodland Hills did not materially change on a comparable quarterly basis.  Stock-based compensation expense charged to sales and marketing expenses was $43,000 and $5,000 for the three months ended June 30, 2007 and 2006, respectively.  We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

General and Administrative

	Three Months Ended June 30,
	2007		2006
	(Dollars in thousands)
OCP Woodland Hills	$4,634		$1,612
OCP Asia	487		—
General and administrative expense	$5,121		$1,612
Percentage Increase		217.7%

               General and administrative expenses increased $3,509,000 in the three months ended June 30, 2007 from the three months ended June 30, 2006. General and administrative expenses attributable to OCP Asia in the three months ended June 30, 2007 were $487,000.  The $3,022,000 increase for OCP Woodland Hills includes an increase in professional services of $2,594,000, primarily due to $1,854,000 in investment banking fees, legal, public relations and additional board of directors’ expenses associated with the proposed merger with Oplink, $344,000 of additional accounting fees relative to several finance and accounting projects, including our compliance with regulations associated with the Sarbanes-Oxley legislation and $329,000 of legal expenses, which includes expenses associated with the settlement of the Olympia litigation.  Other significant increases in general and administrative expenses include a $57,000 increase in travel related expenses and $56,000 of recruitment fees incurred during the quarter ended June 30, 2007.  In addition, $118,000 of costs, such as depreciation, taxes and utilities, associated with space previously occupied by a lessee in our Woodland Hills facility, are now classified as general and administrative expenses.  Previously, such expenses were offset by rental income and included in other income in the accompanying condensed consolidated financial statements. Stock-based compensation expense charged to general and administrative expenses was $386,000 and $82,000 for the three months ended June 30, 2007 and 2006, respectively.

The Company expects our general and administrative expenses to increase significantly in the quarter ending September 30, 2007 as a result of the activities related to the proposed merger with Oplink.

Transitional Costs for Contract Manufacturing

OCP Woodland Hills and OCP Asia have incurred transitional costs for contract manufacturing of $905,000 and $192,000 for the three months ended June 30, 2007, respectively.  In connection with the transition to manufacture certain of our product lines in China with SAE, we expect to maintain our existing manufacturing facilities but will reduce our workforce once manufacturing at SAE begins.  The transitional charges are related primarily to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China which began in July 2007. These transitional charges are estimated to be approximately $3.4 million for fiscal 2007.

Investment Income and Other Income, Net

	Three Months Ended June 30,
	2007		2006
	(Dollars in thousands)
Investment income	$1,312		$1,601
Other income (expenses), net	5		101
Total	$1,317		$1,702
Percentage Decrease		(22.6)%

 The total of investment income and other income, net decreased $385,000 in the three months ended June 30, 2007 from the three months ended June 30, 2006.  This decrease was primarily due to less investment income as a result of a decrease in the combined amounts of cash equivalents and marketable securities since June 30, 2006. Other income attributable to OCP Asia and included in other income, net was $9,000 in the three months ended June 30, 2007.  Rental income included in other income, net for the three months ended June 30, 2006 was $101,000.  There was no rental income from subleasing a portion of the facility for the three months ended June 30, 2007.

Provision for income taxes

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Income tax provision	$140	$159

The income tax provision of $140,000 for the three months ended June 30, 2007 represents a net Federal tax provision of $51,000, statutory state tax provisions of $62,000 and a foreign tax provision of $27,000 for the current period.  The income tax provision of $159,000 for the three months ended June 30, 2006 was comprised of foreign taxes in the amount of $149,000 and state income taxes of $10,000.

Results of Operations – Comparison of Nine months Ended June 30, 2007 and 2006

The following table sets forth statement of operations data and percentage of change for the nine months ended June 30, 3007 and 2006 (dollars in thousands):

	Nine months Ended June 30,				Increase / (Decrease)%
	2007		2006			Change

REVENUE	$50,566	100.0%	$51,003	100.0%	$(437)	(0.9)%
COST OF REVENUE	46,809	92.6%	34,965	68.5%	11,844	33.9%
GROSS PROFIT	3,757	7.4%	16,038	31.5%	(12,281)	(76.6)%
OPERATING EXPENSES:
Research and development	9,044	17.9%	8,280	16.2%	764	9.2%
Selling and marketing	4,262	8.4%	3,705	7.3%	557	15.0%
General and administrative	13,632	27.0%	5,551	10.9%	8,081	145.6%
Transitional cost for contract manufacturing	2,408	4.8%	—	—	2,408	—
Impairment of goodwill	8,486	16.8%	—	—	8,486	—
Total operating expenses	37,832	74.8%	17,536	34.4%	20,296	115.7%
LOSS FROM OPERATIONS	(34,075)	(67.4)%	(1,498)	(2.9)%	(32,577)	(2,174.7)%
INVESTMENT INCOME	4,296	8.5%	4,349	8.5%	(53)	(1.2)%
OTHER INCOME, NET	101	0.2%	239	0.5%	(138)	(57.7)%
(LOSS) INCOME BEFORE INCOME TAXES	(29,678)	(58.7)%	3,090	6.1%	(32,768)	(1,060.5)%
PROVISION FOR INCOME TAXES	183	0.4%	298	0.6%	(115)	(38.6)%
NET (LOSS) INCOME	$(29,861)	(59.1)%	$2,792	5.5%	$(32,653)	(1,169.5)%

Revenues

	Nine months Ended June 30,
	2007		2006
	(Dollars in thousands)
OCP Woodland Hills	$42,115		$51,003
OCP Asia	8,853		—
	50,968		51,003
Less inter-segment revenues	(402)		—
Total Revenues	$50,566		$51,003
Percentage Decrease		(0.9)%

Revenues decreased $437,000 or 0.9% during the comparable periods.  OCP Woodland Hills revenues decreased by $8,888,000 or 17.4 % and were partially offset by the inclusion of $8,853,000 in revenues from OCP Asia during the nine months ended June 30, 2007.  The decrease in revenues, excluding the revenues from OCP Asia, was primarily due to an approximate 7.6% reduction in unit sales and a 10.6% reduction in average sales prices. The decrease in the average sales prices is primarily attributable to changes in product mix associated with customers purchasing specific parts which have lower unit prices in the nine months ended June 30, 2007 which differed from specific parts purchased in the nine months ended June 30, 2006.  Future customer price reductions and changes in product mix may result in lower average sales prices.  The most significant product decrease in absolute dollars was in Transceivers.

The following table sets forth revenue attributable to each of our product groups as a percentage of revenues for the periods presented.

	Nine months Ended June 30,
	2007	2006
Transceivers	87.4%	88.3%
Transmitters	5.4%	5.7%
Receivers	3.7%	5.5%
Other	3.5%	0.5%
	100.0%	100.0%

Gross Profit (Loss)

	Nine months Ended June 30,
	2007	2006
	(Dollars in thousands)
Gross Profit (Loss)
OCP Woodland Hills	$7,200	$16,038
OCP Asia	(3,435)	—
	3,765	16,038
Less inter-segment gross profit (loss)	(6)	—
Total Gross Profit (Loss)	$3,759	$16,038
Gross Margin
OCP Woodland Hills	17.1%	31.5%
OCP Asia	(38.8)%	—
Total Gross Margin	7.4%	31.5%

                Cost of revenue increased 33.9% to $46,809,000 in the nine months ended June 30, 2007 from $34,965,000 in the nine months ended June 30, 2006. Cost of revenue attributable to OCP Woodland Hills and OCP Asia were $34,917,000 and $12,288,000, respectively, in the nine months ended June 30, 2007.  The gross margins for OCP Woodland Hills and OCP Asia were 17.1% and (38.8)%, respectively, for the nine months ended June 30, 2007. The gross margin for OCP Woodland Hills was 31.5% for the nine months ended June 30, 2006.  Gross profit and gross margins at OCP Woodland Hills were negatively impacted during the current fiscal year due to competitive pricing pressures and changes in product mix, resulting in a 10.6% decrease in average selling prices and a 7.6% reduction in units shipped which was partially offset by a 6.8% reduction in standard raw material costs.  OCP Woodland Hills also wrote down inventory by $4,301,000 during the nine months ended June 30, 2007 primarily due to excess and obsolete inventory on hand due to lower projected usage and taking a lower of cost-or-market reserve of $990,000 due to price reductions granted as a result of continuing pricing pressures in the market.    In addition, the decrease in gross margin was also attributed to lower amounts of previously reserved inventory being utilized.  The usage of previously written down inventory was $1,479,000 during the nine months ended June 30, 2007 compared to approximately $1,800,000 in the three months ended June 30, 2006.  The negative gross margins for OCP Asia is primarily attributable to competitive pricing pressures, $1,078,000 associated with excess manufacturing and labor capacity and a $827,000 write down of inventory to net realizable value during the nine months ended June 30, 2007.  Stock-based compensation expense charged to manufacturing overhead was $125,000 and $55,000 for the nine months ended June 30, 2007 and 2006, respectively.  The above items will continue to impact gross profit and margins in the future.

Research and Development (R&D)

	Nine months Ended June 30,
	2007		2006
	(Dollars in thousands)
OCP Woodland Hills	$7,439		$8,280
OCP Asia	1,611		—
	9,050		8,280
Less inter-segment research and development charges	(6)		—
Total Research and Development	$9,044		$8,280
Percentage Increase		9.2%

Research and development expense increased $764,000 to $9,040,000 in the nine months ended June 30, 2007 compared to the comparable 2006 period.  Research and development expense attributable to OCP Asia for the nine months ended June 30, 2007 was $1,611,000.  Research and development expense for OCP Woodland Hills decreased by $841,000 on a comparable quarterly basis, primarily due to the closure of the Colorado research and development facility (see Part IV, Item 15, Note 4 to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC) in the second quarter of fiscal 2006, which incurred expenses of $1,434,000 during the nine months ended June 30, 2006.  Other research and development expenses, exclusive of the costs associated with the Colorado research and development facility, increased $593,000 on a comparable quarterly basis, primarily due to higher salaries and benefits ($239,000), professional and consulting fees ($221,000) and equipment expenses ($153,000).   Stock-based compensation expense charged to research and development expenses was $229,000 and $273,000 for the nine months ended June 30, 2007 and 2006, respectively.  We believe that continued investment in research and development is critical to our future success and these expenses may increase in absolute dollars in the future.

Sales and Marketing

	Nine months Ended June 30,
	2007		2006
	(Dollars in thousands)
OCP Woodland Hills	$3,732		$3,705
OCP Asia	530		—
Total Sales and Marketing	$4,262		$3,705
Percentage Increase		15.0%

Sales and marketing expenses increased $557,000 in the nine months ended June 30, 2007 from the nine months ended June 30, 2006.  Sales and marketing expenses attributable to OCP Asia in the nine months ended June 30, 2007 were $530,000.  Stock-based compensation expense charged to sales and marketing expenses was $115,000 and $26,000 for the nine months ended June 30, 2007 and 2006, respectively.  We believe that investment in sales and marketing is critical to our success and these expenses may increase in absolute dollars in the future.

General and Administrative

	Nine months Ended June 30,
	2007		2006
	(Dollars in thousands)
OCP Woodland Hills	$12,387		$5,551
OCP Asia	1,245		—
General and administrative expense	$13,632		$5,551
Percentage Increase		143.8.%

                General and administrative expenses increased $8,081,000 in the nine months ended June 30, 2007 from the nine months ended June 30, 2006. General and administrative expenses attributable to OCP Asia in the nine months ended June 30, 2007 were $1,245,000.  The $6,836,000 increase for OCP Woodland Hills includes an increase in professional services of $3,839,000 which was primarily due to $1,891,000 in investment banking fees, legal, public relations and additional board of directors’ expenses associated with the proposed merger with Oplink, an internal investigation into how the Company accounted for stock option grants, legal expenses of $553,000 associated with the Olympia litigation, and additional accounting, legal and consulting expenses of $1,395,000 in connection with the Company’s purchase accounting analysis and the Form 8-K/A filing regarding the OCP Asia acquisition and several finance and accounting projects, including our compliance with regulations associated with the Sarbanes-Oxley legislation.  Other significant increases in general and administrative expenses include $420,000 for settlement of the Olympia litigation, $651,000 for executive severance costs and $335,000 in higher salary and benefits, primarily associated with the employment of the Company’s new executive officers in the quarter ended September 30, 2006, a $166,000 increase in travel related expenses and $186,000 of recruitment fees incurred during the nine months ended June 30, 2007.  In addition, $541,000 of costs, such as depreciation, taxes and utilities, associated with space previously occupied by a lessee in our Woodland Hills facility, are now classified as general and administrative expenses.  Previously, such expenses were offset by rental income and included in other income in the accompanying condensed consolidated financial statements. Stock-based compensation expense charged to general and administrative expenses was $842,000 and $296,000 for the nine months ended June 30, 2007 and 2006, respectively.

The Company expects our general and administrative expenses to increase significantly in the quarter ending September 30, 2007 as a result of the activities related to the proposed merger with Oplink.

Transitional Costs for Contract Manufacturing

OCP Woodland Hills and OCP Asia have incurred transitional costs for contract manufacturing of $1,895,000 and $513,000 for the nine months ended June 30, 2007, respectively.  In connection with the transition to manufacture certain of our product lines in China with SAE, we expect to maintain our existing manufacturing facilities but will reduce our workforce once manufacturing at SAE begins.  The transitional charges are related primarily to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China which began in July 2007. These transitional charges are estimated to be approximately $3.4 million for fiscal 2007.

Impairment of Goodwill

The Company recorded a goodwill impairment charge, associated with its OCP Woodland Hills segment, of $8,486,000 as a non-cash charge to continuing operations during the nine months ended June

30, 2007 due to the Company’s impairment analysis, as described in Note 4 to the condensed consolidated financial statements included in Item 1 of this document.

Investment Income and Other Income, Net

	Nine months Ended June 30,
	2007		2006
	(Dollars in thousands)
Investment income	$4,296		$4,349
Other income, net	101		239
Total	$4,397		$4,588
Percentage Decrease		(4.2)%

 The total of investment income and other income, net decreased $191,000 in the nine months ended June 30, 2007 from the nine months ended June 30, 2006.  This decrease was primarily due to a decrease in the combined amounts of cash equivalents and marketable securities since June 30, 2006. Other income attributable to OCP Asia and included in other income, net was $72,000 during the nine months ended June 30, 2007.  Other income, net for the nine months ended June 30, 2006, primarily represents rental income associated with a sublease of a portion of the Woodland Hills facility offset by related facility costs.    There was no rental income for the nine months ended June 30, 2007.

Provision for Income Taxes

	Nine months Ended June 30,
	2007	2006
	(Dollars in thousands)
Income tax provision	$183	$298

The income tax provision of $183,000 for the nine months ended June 30, 2007 represents a net Federal tax provision of $51,000, statutory state tax provisions of $62,000 and a foreign tax provision of $70,000 for the current period.  The income tax provision of $298,000 for the nine months ended June 30, 2006 was comprised of foreign taxes in the amount of $270,000 and state income taxes of $28,000.

Liquidity and Capital Resources

As of June 30, 2007, our primary source of liquidity was our cash and cash equivalents balance of $88.0 million and our marketable securities balance of $15.5 million, which consists of United States Treasury Notes and United States Federal government debt securities.  At September 30, 2006, we had $57.4 million in cash and cash equivalents and $69.5 million in marketable securities.

Current assets and current liabilities

Since inception, we have financed our operations primarily with cash generated from operations, through term loans and our initial public offering of our Class A common stock, which we completed on November 3, 2000.  As of June 30, 2007, our working capital (current assets net of current liabilities) was $134.1 million with a current ratio of 10.2 compared to our working capital of $151.3 million with a current ratio of 10.8 as of September 30, 2006.  Our net loss was the primary factor in the decrease in working capital during the nine months ended June 30, 2007.  We believe that additional cash could be borrowed if necessary; however, cash and cash equivalents, and marketable securities on hand are expected to be sufficient to fund operations for the next twelve months.  In addition, the Company expects to sell its’ Woodland Hills facility within the next 12 months.  The Company has no liens or loans outstanding against the facility.

Cash flows provided by / (used in)

           The following table sets forth, for the periods indicated, selected cash flow information (dollars in thousands):

	Nine months Ended June 30
	2007	2006
Operating activities	$(15,539)	$(2,822)
Investing activities	45,756	855
Financing activities	292	435
Effect of exchange rate changes on cash	95	—
Net increase (decrease) in cash and cash equivalents	$30,604	$(1,532)

               During the nine months ended June 30, 2007, net cash used in operating activities was primarily the result of the $29.8 million net loss for the period less non-cash adjustments of $18.2 million.  This is primarily attributable to continued price erosion on our product line due to competitive pressures and a decrease in unit volumes which have not been offset by reduced manufacturing expenses.  The Company anticipates significant manufacturing cost savings once it transitions a majority of its manufacturing to its contract manufacturer in China at the end of the current fiscal year.  In addition, operating expenses, primarily general and administrative expenses, have increased over the comparable period, primarily due to costs incurred in relationship to the pending merger with Oplink and higher legal, accounting and consulting fees pertaining to litigation and other matters. In addition, during the nine months ended June 30, 2007, there was a net decrease in operating assets and liabilities of $3.9 million, primarily due to an increase in buffer stock inventory associated with the transition to contract manaufacturing, a reduction in accounts payable due to less purchases of lasers and a reduction in accrued expenses due to the current payment of professional fees associated with the proposed Oplink merger..    During the nine months ended June 30, 2006, net cash used in operating activities was primarily the result of an increase in inventory, primarily due to higher revenues in the nine months ended June 30, 2006 compared to the comparable period in 2005, which more than offset net income, adjusted for depreciation and other non-cash items included in net income, and an increase in income tax receivables.

During the nine months ended June 30, 2007, cash provided by investing activities was primarily the result of the maturation of marketable securities greater than the conversion of cash and cash equivalents to marketable securities for a net of $54.6 million less $3.3 million of fixed assets acquisitions, particularly at OCP Asia, and $0.5 million paid for a license agreement.  During the nine months ended June 30, 2006, cash provided by investing activities included $1.0 million attributable to the sale of assets to Furukawa.  The maturation of marketable securities net of the conversion of cash and cash equivalents to marketable securities provided cash of $0.6 million.  Purchases of property, plant and equipment were $0.8 million during the nine months ended June 30, 2006.

During the nine months ended June 30, 2007 and June 30, 2006, cash provided by financing activities was from the exercise of stock options.

We believe that our existing cash and cash equivalents and marketable securities on hand will be sufficient to meet our capital needs for at least the next twelve months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, products or technologies. We could raise such funds through the proceeds anticipated to be realized from the sale of the Company’s Woodland Hills facility or by borrowing money.  We cannot assure you that we will be able to complete the sale of the Woodland Hills facility or obtain additional funds on commercially favorable terms, or at all.

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

Contractual Obligations

The following is a summary of future minimum payments due under operating leases that have initial or remaining noncancelable lease terms in excess of one year at June 30, 2007 (in thousands):

Three months ending September 30, 2007	$ 331
2008	1,208
2009	1,031
2010	85
2011	71

Total minimum lease payments	$ 2,726

               We also have purchase commitments for materials, supplies, equipment and outside services in aggregate of approximately $8.2 million.  Also, we have commitments under certain retention agreements up to a maximum of approximately $2.3 million. We believe that our cash and cash equivalents and marketable securities will be sufficient to meet all of the known requirements

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are currently exposed to interest rate risk on our investment portfolio.

The primary objective of our investment activities is to preserve capital.  We have not used derivative financial instruments in our investment portfolio.  Our cash and cash equivalents are $88.0 million, the majority of which is invested in money market and other interest bearing accounts.   In addition, we have $15.5 million invested in marketable securities, which represents investments in United States Treasury Notes and United States Federal government debt securities.

As of June 30, 2007, our investment in United States Treasury Notes had a time to maturity of 30 days. These securities are classified as held to maturity because we have the intention and ability to hold the securities to maturity.  Gross unrealized gains and losses on held-to-maturity marketable securities have historically not been material.  Maturities on the date purchased of held-to-maturity marketable debt securities can range from three to twelve months.

Our investments in United States Federal government debt securities have times to maturing of approximately 18 to 24 months.  These securities are classified as available for sale because we do not intend to hold them to maturity; accordingly they are carried on our books at market value.  While the Company began investing in such securities in June 2007 and has not incurred any realized gain or losses, there could be gains and losses, both realized and unrealized, in the future.

If interest rates were to increase or decrease 1%, the result would be an annual increase or decrease of interest income of $1.0 million on our investment portfolio.   This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

Prior to the acquisition of OCP Asia, sales to foreign customers were denominated in U.S. dollars and as such we had no foreign currency fluctuation risk related to accounts receivable.  We are exposed to foreign currency risk from the translation of our OCP Asia and United Kingdom operations into U.S. dollars. Based on the relative size and nature of our foreign operations, we do not believe that fluctuations in the exchange rate or foreign currency transactions between the New Taiwan Dollar or the British Pound and the U.S. dollar would have a material impact on our condensed consolidated financial statements.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                In connection with the preparation of the Quarterly Report on Form 10-Q, as of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our CEO and CFO concluded that, for the reasons set forth below, our disclosure controls and procedures were not adequate to ensure that all of the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

               As a result of its evaluation, management concluded that a control deficiency, originally identified in its disclosure controls and procedures as of March 31, 2007, constituted a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because management has identified a material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007.

               The material weakness related to a deficiency in the design and operating effectiveness of controls surrounding the Company’s analysis of excess and obsolete inventory and lower of cost-or-market valuation.  Controls designed within the Company’s financial closing process to detect errors in the valuation of inventory were not designed effectively and did not operate effectively as they did not detect certain errors in the March 31, 2007 and June 30, 2007 inventory valuation analysis. This deficiency in controls resulted in the Company recording adjustments to decrease the value of inventory by material amounts in the quarters ended March 31, 2007 and June 30, 2007.

               As of June 30, 2007, the Company has taken and will continue to take steps to remediate the control deficiency identified. The Company continues to enhance controls related to the preparation and review of the quarterly analysis of excess and obsolete inventory and lower of cost or market inventory analysis.  Management has discussed these issues and remediation efforts in detail with our Audit Committee. Our CEO and our CFO believe that these remediation measures will address the identified material weakness.

Changes in Internal Control

Other than the changes noted above to remediate the material weakness related to inventory, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION AND SIGNATURES

ITEM 1.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings nor are we aware of any material legal proceedings threatened or pending against us. From time to time, however, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, in the past we have received, and we may continue to receive in the future, letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously.

Olympia Properties

In August 2006, the Company filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia, our former landlord at our former Colorado facility.  The action arose after Olympia retained the Company’s security deposit of $93,700 upon expiration of the lease, claiming that the Company contaminated the leased premises with arsenic, in violation of the lease.  The Company denied that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, the Company filed suit.

In its complaint, the Company requested that the court provide declaratory relief that the Company has not breached the lease through any act or omission, and also requested damages for breach of contract in connection with Olympia’s retention of the security deposit.  Further, the Company alleged additional breaches of the lease by Olympia.

Olympia denied the Company’s allegations and asserted counterclaims for breach of ten affirmative defenses.  Further, Olympia asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $1.1 million.  The Company denied Olympia’s counterclaims.  On May 10, 2007, the Company and Olympia reached an agreement to settle all claims under which the Company agreed to pay Olympia $420,000.  The amount was paid in June 2007.  The settlement has been included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2007 and for the nine months ended June 30, 2007.

Oplink Communications

The Company issued a press release on April 25, 2007, and subsequently filed a Current Report on Form 8-K on April 27, 2007, announcing that our board of directors had received a letter from Oplink indicating that Oplink had entered into a stock purchase agreement with Furukawa to purchase Furukawa’s entire interest in the Company’s outstanding capital stock for $1.50 per share payable in cash and stock of Oplink.  Oplink also proposed to purchase the Company’s outstanding capital stock not owned by Oplink (or Furukawa) by means of a merger of the Company with a subsidiary of Oplink at a cash purchase price of $1.50 per share of the Company’s Class A common stock, subject to Oplink’s due diligence investigation and negotiation and approval of a definitive acquisition agreement.  A special committee of the Company’s board of directors comprised of its three independent directors, evaluated Oplink’s proposal.

On May 4, 2007, the Company issued a press release and filed a Current Report on Form 8-K announcing that a special committee of the board of directors adopted a 30-day shareholder rights plan on May 3, 2007. Under the plan, the Company declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s common stock held by shareholders of record as of May 14, 2007 (the “Purchase Rights”).

On May 7, 2007, Oplink filed an action in the Delaware Court of Chancery seeking to invalidate certain aspects of the shareholder rights plan adopted by the special committee of the board of directors.  On May 9, 2007, the Company filed a motion with the Delaware Court of Chancery seeking the court to deny the motion filed by Oplink on May 7, 2007.  The Purchase Rights expired on June 2, 2007.  Oplink’s action was subsequently dismissed.

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
As demand for bandwidth grows, service providers are likely to require increasingly sophisticated systems able to support and meet the requirements of MAN, LAN and FTTH applications and networks, such as cost-effectiveness and reliability in harsh environmental conditions.  The projected demand for such networking equipment has led to the expansion of production by existing optical component manufacturers, as well as the creation of new companies in Asia offering cost-effective fiber optic components.  This increased competition and resulting lower component cost structure has accelerated price and margin erosion in this market, resulting in reduced revenues and write-down of certain inventory to net realizable value.
The fiber optic communication industry continues to face challenging market conditions.  Capital spending by service providers on network infrastructure has remained substantially below pre-2001 levels.  As a result, equipment manufacturers have also dramatically reduced their quarterly purchases of components and modules from our competition and us.  While several service providers, including AT&T and Verizon, have announced current and planned investment in FTTH applications which we believe could increase traffic demand on the MANs into which such FTTH infrastructure would feed, it is too early to predict the outcome of these potential FTTH roll-outs.  Because visibility in the industry remains limited, we cannot provide any assurance as to the timing or extent of any increased business that we may receive as a result of these or other industry developments.

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

We derive a significant portion of our total revenue from a few significant customers, and our total revenue may decline significantly if any of these customers cancels, reduces or delays purchases of our products or extracts price reductions from us.

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

In the past, our customers have sought price reductions from us, and they are likely to continue to do so in the future.  In addition, some of our customers may shift their purchases of products from us to our competitors.  The loss of one or more of our significant customers, our inability to successfully develop relationships with additional customers or future price reductions could cause our revenue to decline significantly.

If we do not develop and introduce new products with higher average selling prices in a timely manner, the overall average selling prices of our products will decrease.

The market for fiber optic modules is characterized by declining average selling prices for existing products due to increased competition, the introduction of new products, product obsolescence and increased unit volumes as manufacturers deploy new network equipment.  We have in the past experienced, and in the future may experience, period-to-period fluctuations in operating results due to declines in our overall average selling prices.  We anticipate that the selling prices for our existing products will decrease in the future in response to product introductions by competitors or us, or other factors, including pressure from significant customers for price reductions.  Therefore, we must continue to develop and introduce new products that can be sold at higher prices on a timely basis to maintain our overall average selling prices.  Failure to do so could cause our revenue and gross margins to decline.

Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors’ products rather than our products or develop internal capabilities to produce their own fiber optic modules.

The market for fiber optic modules is highly competitive and we expect competition to intensify in the future.  Our primary competitors include Avago Technologies, ExceLight Communications and its parent corporation, Sumitomo Electric, Finisar, JDSU, MRV Communications, OpNext and Optium .  We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address.  The development of alternative solutions to fiber optic transmission needs by our competitors, particularly systems companies that also manufacture modules, such as Fujitsu and JDSU, could significantly limit our growth and harm our competitive position.

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

We expect our competitors to introduce new and improved products with lower prices, and we will need to do the same to remain competitive.  We may not be able to compete successfully against either current or future competitors with respect to new products.  We believe that competitive pressures may result in price reductions, reduced margins, additional write down of inventory and our loss of market share.

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

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards.  Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a timely basis.  The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends.  Because the costs for research and development of new products and technology are expensed as incurred, such costs will have a negative impact on our reported net operating results until such time, if ever, that we generate revenue from products or technology resulting from such research and development.  If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products may no longer be competitive, our revenue will decline and we may have inventory that may become obsolete or in excess of future customer demand.

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

Our products are subject to various regulations of U.S. and foreign governmental authorities, principally in the areas of radio frequency emission standards and eye safety.  Radio frequency emission standards govern allowable radio interference with other services.  Eye safety standards govern the labeling and certification of laser products to ensure that they are used in a way that does not create a hazard to the human eye.  Our products and the systems into which they are incorporated must also comply with international standards and governmental standards of the foreign countries where our products are used.  In addition, under applicable European Union regulations, we along with other electronic component manufacturers are prohibited from using lead and certain other hazardous materials in our products.  Our inability, or the inability of our customers, to comply with existing or evolving standards established by regulatory authorities, or to obtain timely domestic or foreign regulatory approvals or certificates will restrict our ability to sell our products.

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

We currently use historical data, a backlog of orders and estimates of future requirements to determine our demand for components and materials.  We must accurately predict both the demand for our products and the lead-time required to obtain the necessary components and materials.  Lead times for components and materials vary significantly depending on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time.  As a result, we generally maintain high levels of inventories that periodically cause us to have excess and obsolete inventory.  However, if we were to underestimate our purchasing requirements, manufacturing could be interrupted, resulting in delays in shipments, which could have an adverse effect on our revenues and margins.

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

On June 5, 2007, Furukawa sold all of its majority interest in the Company’s outstanding capital stock to Oplink.  We are unable to predict the impact of the consummation of Oplink’s purchase of Furukawa’s interest in the Company on our supply relationship with Furukawa.  We cannot assure you that Furukawa will renew the Master Purchase Agreement upon its expiration on September 30, 2007 or that it will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components.

We are moving certain manufacturing operations to a sub-contractor in China, which exposes us to risks inherent in doing business in China.

We have entered into an agreement with SAE to manufacture certain product lines in China, which began in July 2007.  This agreement will allow the Company to move into high-volume production in China to augment our capabilities in short-run, specialized applications.  If our customers do not qualify the manufacturing lines of SAE for volume shipments, our operating results and customer relationships may suffer.

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

There has been significant litigation in the United States involving patents and other intellectual property rights in the networking industry.  Many companies aggressively use their patent portfolios to bring infringement claims against competitors.  As a result, we may be a party to litigation or be involved in disputes over our alleged infringement of others’ intellectual property in the future.  These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and prevent us from making or selling some of our products.  These lawsuits, regardless of their merit, would likely be time-consuming and expensive to resolve and would divert management’s time and attention.  Any potential intellectual property litigation also could force us to do one or more of the following:

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

Although a significant portion of our sales has historically been in North America, a growing percentage of our revenue is generated from sales outside North America.  Sales of our products outside North America accounted for approximately 65.2% and 49.8% of our revenue for the nine months ended June 30, 2007 and 2006, respectively.  We expect that our sales outside of North America will continue to contribute materially to our revenue.  Prior to the acquisition of OCP Asia, the Company had no foreign denominated sales. Fluctuations in the exchange rate between the New Taiwan dollars and the United States dollars may significantly impact the financial results of the Company.  We have limited experience in marketing and distributing our products internationally.  One of our objectives is to expand our international operations in the future.  Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing.  We may not be able to establish or maintain international market demand for our products.

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

As a result of the OCP Asia acquisition and our intention to move certain production to a contract manufacturer in China, a larger portion of our revenue and expenses are likely to be denominated in foreign currencies in the future. The impact in the current period was not significant. Accordingly, we may be subject to the risks of fluctuating currencies between the U.S. dollar, the New Taiwan dollar, the Chinese Yuan and the British Pound varying more significantly than it has to date.  The Company may engage in currency hedging activities in an effort to cover any exposure to such fluctuations.  These factors could impact our international sales or increase our costs of doing business abroad or impair our ability to expand into international markets, and therefore harm our business.  Under certain circumstances, these transactions can have an adverse effect on our operating results.

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

On August 24, 2006, we purchased 96.88% of the stock of GigaComm Corporation, now known as OCP Asia., a Taiwan-based supplier of passive optical network (PON) and fiber-to-the-home (FTTH) components.  Prior to the acquisition, OCP Asia suffered recurring losses from operations that raised substantial doubt as to its ability to continue as a going concern.  If we are unable to successfully integrate and manage our larger and geographically more diverse organization, reverse the recurring losses incurred by OCP Asia, or if we encounter significant delay in achieving a successful integration, the impact could have a material adverse effect on us and, as a result, on the market price of our common stock.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.

We accounted for our acquisition of OCP Asia using the purchase method of accounting.  In accordance with GAAP, we allocated the total purchase price to the acquired company’s net tangible assets and intangible assets based upon estimates of their fair values as of the date of completion of the transaction (August 24, 2006) and recorded the excess of the purchase price over the fair values as goodwill.  The goodwill was allocated solely to OCP Woodland Hills due to expected synergies associated with OCP Asia manufacturing lasers that were previously only available from Furukawa.  The Company recorded a goodwill impairment charge, associated with its OCP Woodland Hills segment of $8,486,000, as a non-cash charge to continuing operations during the three and nine months ended March

31, 2007 and June 30, 2007, respectively.  We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangibles assets acquired in connection with the acquisition on an annual basis.  We cannot assure you that we will not incur charges in the future as a result of any impairment of intangible assets, which charges may have an adverse effect on our earnings.

We may incur additional charges beyond that originally anticipated in the transition of certain manufacturing operations from California and Taiwan to SAE in China.

In connection with the transition of certain manufacturing to SAE during fiscal 2007, we announced a proposed reduction in workforce in both the U.S. and Taiwan with anticipated charges to the statement of operations of approximately $3.4 million during fiscal 2007.  These transitional charges are primarily estimated severance and retention payments. These workforce reductions were initiated during the three months ended June 30, 2007 and are expected to continue through fiscal 2008.  Should we lose a significant portion of the workforce to attrition prior to the move, our operations may be significantly impacted beyond the anticipated transitional charges estimated.  There is a risk that, during this period of manufacturing transition, management will not sufficiently coordinate the role of its workforce to ensure that all areas of our operations receive appropriate attention. If we are unable to manage our workforce, manufacturing capacity and scope of operations effectively, the cost and quality of our products may suffer.

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

Our historical quarterly operating results have varied significantly, and our future quarterly operating results are likely to continue to vary significantly from period to period.  As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.  Some of the factors that could cause our operating results to vary include:

•	fluctuations in demand for, and sales of, our products, which is dependent on the implementation of fiber optic networks;
•	the timing of customer orders, particularly from our largest customers;
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

Due to these and other factors, we believe that our quarterly operating results may not be an indicator of our future performance.  If our operating results were below the expectations of public market analysts or investors in future quarters, the trading price of our Class A common stock would be likely to decrease significantly.

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

Our three founders recently left employment with the Company.  In the aggregate, they beneficially own approximately 22.6 million shares of common stock, including stock options for approximately 2.0 million shares.  During fiscal 2006 and the first quarter of fiscal 2007, the three co-founders sold an aggregate of approximately 6.5 million shares of our common stock.  One founder, Muoi Van Tran, beneficially owns approximately 12.9 million shares of common stock, including stock options for approximately 2.0 million shares.  The other two founders, who beneficially own approximately 9.7 million shares of common stock, are free to sell additional shares of their common stock without being subject to volume limitation rules imposed by federal securities laws.  The average daily trading volume of our common stock during fiscal 2006 was slightly over 200,000 shares.  Sales by our founders in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets.

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

Although the Company has retention agreements with its key employees, the purchase by Oplink of Furukawa’s majority interest in the Company’s outstanding capital stock may result in the loss of some of our key personnel who may experience uncertainty about their future role with the Company and we may have difficulty attracting and retaining key management, sales, marketing and technical support personnel, which could further affect our operating results.

The sale of Furukawa’s majority interest to Oplink may affect  our relationship with Furukawa.

We have historically relied on Furukawa’s research and development capabilities to provide us with technologically advanced lasers and fiber optic components that we purchase from Furukawa for inclusion in our products, and we expect to continue to rely on Furukawa in the future.  We currently purchase the majority of lasers from Furukawa under a Master Purchase Agreement.  We cannot predict how the sale of Furukawa’s interest in the Company to Oplink will impact our supply relationship.  We cannot assure you that Furukawa will renew the Agreement upon its expiration on September 30, 2007 or whether it will continue to provide services and components to us, and if not, whether or on what terms we could find adequate alternative sources for these services and components.

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

Potential conflicts of interest exist between Furukawa and us in a number of areas, including the nature and quality of services rendered by Furukawa to us and potential competitive business activities.  For example, we may decide to enter into or acquire a line of business competitive with Furukawa, or Furukawa may decide to enter into or acquire a line of business competitive with us.  Any of these events may alter or eliminate our ability to rely on Furukawa to supply key components to us in the future, increase our costs of producing our products and result in increased competition in our markets.  We cannot assure you that we will be able to resolve any conflicts we may have with Furukawa or, if we are able to do so, that the resolution will be favorable to us.

We cannot predict how the sale of Furukawa’s interest in the Company will impact these conflicts, or whether comparable conflicts will exist between us and Oplink.

Oplink will control the outcome of stockholder voting and election of directors.

Oplink beneficially owns 57.9% of our outstanding shares of common stock.  As long as Oplink has a controlling interest, it will continue to be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval.  As a result, Oplink will be in a position to continue to control all matters affecting us, including:

•	a change of control, including a merger;
•	our acquisition or disposition of assets;
•	our future issuances of common stock or other securities;
•	our incurrence of debt; and
•	our payment of dividends on our common stock.

Five members of our board of directors are also executives and/or members of the board of directors of Oplink.  These individuals have obligations to both our company and Oplink and may have conflicts of interest with respect to matters potentially or actually involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both Oplink and us.

Failure to complete the pending sale of our Company to Oplink could materially adversely impact the market price of our common stock.

Consummation of the merger between the Company and Oplink is subject to our and Oplink’s performance under the merger agreement and a number of closing conditions. In particular, under Delaware law, the merger must be approved by two-thirds of the outstanding shares of the Company’s Class A common stock not owned by Oplink. If the merger is not completed for any reason, the price of our common stock will likely decline (and such decline may be substantial) to the extent that the market price of our common stock reflects market assumptions that the merger will be completed and the premium implied by the Merger consideration will be realized.

Our internal controls over financial reporting may not be adequate, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404.  Section 404 requires a reporting company such as ours to, among other things, annually review and report on its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly.  We will be required to comply with Section 404 as of September 30, 2008.  We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification requirements of Section 404.

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

OPTICAL COMMUNICATION PRODUCTS, INC.,
a Delaware corporation

Date:	August 20, 2007	By:	/s/ Philip F. Otto
		Name:	Philip F. Otto
		Title:	Chief Executive Officer and President
(principal executive officer)

Date:	August 20, 2007	By:	/s/ Frederic T. Boyer
		Name:	Frederic T. Boyer
		Title:	Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.